Form 10-K405
period 1997-12-31
HEADLANDS MORTGAGE CO
filed 1998-03-27
CIK 1046207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM          TO

  COMMISSION FILE NUMBER: 0-23569

                          HEADLANDS MORTGAGE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------
                CALIFORNIA                           94-2851992
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


  1100 LARKSPUR LANDING CIRCLE, SUITE 101
         LARKSPUR, CALIFORNIA                           94939
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


                                (415) 461-6790
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(b) of the Act:

  NONE

  Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, NO PAR VALUE
     (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 25, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $158,700,000.

  The number of shares of the Registrant's Common Stock outstanding on March 25, 1998 was 19,700,000.

  Documents Incorporated by Reference

NONE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           HEADLANDS MORTGAGE COMPANY

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                      PART I

 Item 1.  BUSINESS......................................................     3

 Item 2.  PROPERTIES....................................................    30

 Item 3.  LEGAL PROCEEDINGS.............................................    30

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    30

                                      PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    30

 Item 6.  SELECTED FINANCIAL DATA.......................................    31

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    33

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    43

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    43

                                     PART III

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    43

 Item 11. EXECUTIVE COMPENSATION........................................    45

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    48

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    49

                                      PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................    51

 FINANCIAL STATEMENTS....................................................  F-1

ITEM 1. BUSINESS

THE COMPANY

  The Company is a specialty mortgage banking company in the business of originating, selling, securitizing and servicing mortgage loans secured by one- to four-family residences. The Company was incorporated in California and commenced its mortgage banking business in 1986. As a specialty mortgage lender, the Company's strategy is to focus on specialized mortgage loan products for primarily high credit quality borrowers. The Company generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through Fannie Mae or Freddie Mac. The specialized mortgage loans targeted by the Company provide a relatively greater "spread" (i.e., greater interest and other income to the originator relative to the cost associated with funding and selling the mortgage loans) compared to other mortgage loans that present a similar credit risk. The Company believes that its wholesale lending channel (which generates a majority of its total originations), supported by its correspondent and retail lending channels, provides an efficient and responsive origination system for the types of mortgage loans it seeks to originate. The Company seeks the most efficient method of execution for sales of its mortgage loans and in recent years has increasingly utilized securitization in addition to traditional whole loan sales.

  The Company's business objective is to increase mortgage loan originations through geographic expansion and by providing a diversified range of mortgage loan products through its wholesale, correspondent and retail lending channels. During the year ended December 31, 1997, the Company originated $3.8 billion of residential mortgage loans, 73% in California and 27% in other states. During the year ended December 31, 1996, the Company originated $2.3 billion of residential mortgage loans, 77% in California and 23% in other states. As of December 31, 1997, the Company's mortgage loan servicing portfolio totaled $4.5 billion of mortgage loans.

  The Company is led by President Peter T. Paul, the founder and major shareholder of the Company. Mr. Paul has 25 years of experience in the residential mortgage industry. Mr. Paul and the Chief Financial Officer of the Company have worked together since 1987, and various other members of the executive management team have worked together for more than six years. See "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

 MORTGAGE LOAN ORIGINATION

  Mortgage Loan Product Development. An important element of the Company's mortgage loan origination strategy is to provide a variety of mortgage loan products that are designed to respond to consumer needs and competitive factors and be readily saleable at prices that will generate the Company's targeted rate of return. The Company seeks those mortgage loan products with relatively greater spreads compared to mortgage loans that present a similar credit risk and chooses not to rely on discount pricing to increase mortgage loan origination volume. This approach generally focuses the Company's development process on mortgage loans that fail to satisfy one or more of the standardized criteria (other than credit quality of the borrower) required for sale or exchange through one of the Agencies or one of the national privately-sponsored mortgage conduits. To date, the Company has tailored its loan products primarily for high credit quality borrowers as described above.

  The Company's secondary marketing department identifies a variety of new mortgage loan products that it believes will respond to consumer needs and that in many cases are not being widely offered by competitors. Such new mortgage loan products may be created by the Company itself or may be introduced by a competitor and identified by the Company as attractive for origination. The Company generally requires that all of its mortgage loan products be readily saleable through the Company's securitization programs or to secondary market investors.

  The Company presently promotes a variety of mortgage loan products. Among the products that the Company has launched on a pilot basis is a mortgage loan for high credit quality borrowers that permits a higher loan-to-value ratio than is permitted in mortgage loans currently being originated by the Company. Another product to be introduced is a mortgage loan that is designed primarily for lower credit quality borrowers which will require more extensive mortgage insurance than is required on the Company's other mortgage loan products. All new mortgage loan products introduced by the Company are carefully pre-tested in the market over a period of time to assess both marketability to consumers and performance of the mortgage loan product as an investment for secondary market investors.

  Current Mortgage Loan Products. The Company presently offers a broad range of mortgage loan products in order to provide maximum flexibility to borrowers and the mortgage brokers and other entities through which it originates mortgage loans (the "Mortgage Sources"). The Company offers approximately 85 different mortgage loan programs at any given point in time, including a full range of single-family mortgage loan products. Mortgage loan applicants can choose among fixed-rate mortgage loans with several different term options, including standard 15-year and 30-year terms, and "balloon" mortgage loans with relatively shorter terms, such as five or seven years, and longer amortization schedules, such as 30 years. An array of adjustable rate mortgage loans with rates tied to various indices is also available. The Company offers a wide variety of combinations of interest rates and origination fees ("points") on many of its mortgage loan products so that borrowers may elect to pay higher points at closing and lower interest over the life of the mortgage loan, or pay a higher interest rate and reduce or eliminate points payable at closing. In addition, the Company offers buydown-type mortgage loans which allow a borrower to make lower monthly payments for the first one, two or three years of the loan. Of the mortgage loans originated during the year ended December 31, 1997, 1996 and 1995, fixed rate mortgage loans comprised 79%, 73% and 75%, respectively, adjustable rate mortgage loans comprised 21%, 27% and 25%, respectively.

  The Company's broad range of current mortgage loan products can be categorized as follows:

 .  Agency Mortgage Loans. These mortgage loans conform to the underwriting
    ---------------------
    criteria for sale or exchange through one of the Agencies.

 .  Non-agency Mortgage Loans. These mortgage loans fail to satisfy the
    -------------------------
    criteria to be Agency mortgage loans for one or more reasons. Certain of these mortgage loans (i.e., Jumbos) generally meet the Agency criteria but exceed the maximum loan size (currently $227,150 for single-family, one-unit mortgage loans in the continental United States). Jumbos are generally eligible for sale to one of the national privately-sponsored mortgage conduits.

    Certain other non-agency mortgage loans may fail to satisfy other elements of the Agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan-to-value ratios, qualifying ratios or required borrower net worth. Beginning in 1995, the Company began to emphasize the origination of mortgage loans which failed to satisfy one or more of the Agency and national conduit underwriting criteria but which, from a credit risk standpoint as determined primarily by credit score, presented a comparable risk profile. The Company refers to this category of mortgage loans generally as "Alternative A" mortgage loans. The Company focuses on an applicant's credit score, in conjunction with other factors, in underwriting its Alternative A mortgage loans. While some Alternative A mortgage loans exceed the maximum loan size eligible for sale through one of the Agencies, many have principal balances within the Agency limits.

 .  Home Equity Mortgage Loans. Home equity mortgage loans are generally
    --------------------------
    secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit (i.e., HELOC) or a closed-end loan. Both types of home equity mortgage loans are designed primarily for high credit quality borrowers and are underwritten according to the Company's criteria for second-lien mortgage loans. HELOCs generally provide for either a 5-year or 15-year draw period, during which the borrower may make cash withdrawals, and a 10-year repayment period during which the amount outstanding at the end of the draw period is repaid. Only interest payments are made during the draw period. Home equity mortgage loans that are closed-end loans are fixed in amount at the time of origination and amortize over their terms. HELOCs generally bear adjustable interest rates while closed-end home equity loans typically bear fixed interest rates. Home equity mortgage loans are originated in some instances in conjunction with the Company's origination of a first-lien mortgage loan on the related property.

 .  Other Mortgage Loans. This category consists of mortgage loans for
    --------------------
    borrowers who have impaired or limited credit profiles or higher debt-to-income ratios than would be acceptable for sale of such loans to one of the Agencies. Such mortgage loans may also fail to satisfy the Agency underwriting criteria in other ways. The Company categorizes these mortgage loans as "A-" or "B" loans and believes they would generally be considered "subprime" mortgage loans in the secondary mortgage market. The Company does not originate mortgage loans that it would categorize as "C" or "D" loans.

  In 1994, the Company originated a substantial volume of non-agency mortgage loans in the form of Jumbos which it sold to national mortgage conduits and other private investors. In 1995, the Company's volume of Jumbo originations declined with the general decrease nationwide in the origination volume of residential mortgage loans and the general increase in competition that reduced the spread available for this mortgage loan product. The increase in originations of non-agency mortgage loans and home equity loans in 1996 reflects the Company's successful development of its Alternative A mortgage loan products and its HELOC and closed-end second-lien products and the launch of the Company's securitization programs for such mortgage loan products. This increase in originations continued in 1997. The following table summarizes the Company's originations of the above categories of mortgage loans:

                               YEAR ENDED DECEMBER 31,
                           ----------------------------------
                              1997        1996        1995
                           ----------  ----------  ----------
                                    (DOLLARS IN THOUSANDS)
Agency Mortgage Loans
 Number of mortgage
  loans..................       5,445       7,093       4,546
 Volume of mortgage
  loans..................  $  689,650  $  885,050  $  562,778
 Percent of total
  volume.................       18.36%      38.75%      41.52%
Non-agency Mortgage Loans
 Number of mortgage
  loans..................      13,331       6,068       4,380
 Volume of mortgage
  loans..................  $2,475,384  $1,137,572  $  695,253
 Percent of total
  volume.................       65.90%      49.81%      51.29%
Home Equity Mortgage
 Loans
 Number of mortgage
  loans..................      11,715       5,482       1,767
 Volume of mortgage
  loans..................  $  551,530  $  234,308  $   72,580
 Percent of total
  volume.................       14.68%      10.26%       5.35%
Other Mortgage Loans
 Number of mortgage
  loans..................         329         250         214
 Volume of mortgage
  loans..................  $   39,638  $   26,910  $   24,993
 Percent of total
  volume.................        1.06%       1.18%       1.84%
Total Mortgage Loans
 Number of mortgage
  loans..................      30,820      18,893      10,907
 Volume of mortgage
  loans..................  $3,756,202  $2,283,840  $1,355,604
 Average principal
  balance................  $      122  $      121  $      124

  The Company's origination of home equity loans has increased as a percentage of total mortgage loans originated in recent years. In 1994, the Company's new product development group identified home equity loans as an attractive potential product for the Company. The origination volume of this type of mortgage loan has increased steadily as the Company's lending and servicing staff has gained experience in marketing and servicing this specialized mortgage loan product. The following table illustrates the growth in home equity mortgage loan production and provides detail regarding the breakdown of home equity mortgage loans between HELOCs and closed-end mortgage loans.

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
PERCENT OF MORTGAGE LOANS ORIGINATED (BASED ON
 PRINCIPAL BALANCES):
First mortgage loans..................................  85.32%  89.73%  94.63%
Home equity mortgage loans
  HELOC...............................................  11.39    8.42    4.36
  Closed-end..........................................   3.29    1.85    1.01
                                                       ------  ------  ------
   Total home equity mortgage loans...................  14.68   10.27    5.37
                                                       ------  ------  ------
                                                       100.00% 100.00% 100.00%
                                                       ======  ======  ======

  Mortgage Loan Origination Channels. The Company originates mortgage loans through its wholesale, correspondent and retail lending channels.

  Wholesale Lending. The Company's wholesale lending channel, established in
  -----------------
1986, obtains its mortgage loan volume through a network of approximately 5,000 independent mortgage brokers approved by the Company. Mortgage brokers are qualified to participate in the wholesale program after satisfactory completion of a formal application process administered by the Company's Quality Assurance Department. The responsibilities of the Quality Assurance Department include the review of licensing, financial statements and resumes on key personnel combined with credit and reference investigations to determine the history, reputation and general lending expertise of the applicant. Approved mortgage brokers are monitored by the Company's wholesale account executive staff and the broker management division within the Quality Assurance Department. The Company underwrites each mortgage loan application obtained from its mortgage brokers and funds those mortgage loans which meet the Company's underwriting criteria. No single Mortgage Source accounts for more than 5% of the total mortgage loan originations of the Company.

  The Company's wholesale lending channel generally enables the Company to achieve a relatively high volume of mortgage loan originations at a lower net cost than traditional retail mortgage loan originations because mortgage brokers perform most of the labor intensive functions of the origination process (in return for receipt of a mortgage loan origination fee), such as taking and processing the mortgage loan application. The building of the Company's mortgage loan origination volume through wholesale originations has been cost efficient for the Company because it has increased economies of scale, generated fee-based income, decreased overhead expenses and enabled the Company to centralize its quality assurance and other support functions.

  The Company believes that its wholesale lending channel is well-suited to originate the types of mortgage loans that the Company seeks to originate. The wholesale lending channel permits the Company to respond quickly to changes in market conditions and consumer preferences. The Company can move quickly to introduce a new mortgage loan product by disseminating it throughout the broker network. By revising the terms on which it will fund mortgage loans submitted by its mortgage brokers, the Company may also move quickly to increase the level of origination of some loan products or to decrease originations of other loan products that, due to market or other changes, may no longer meet the Company's targeted rate of return or other origination objectives. The Company believes that its flexibility would be reduced if it maintained a large retail branch system with the attendant fixed investment and overhead costs.

  The wholesale lending channel also permits the Company to obtain non-agency and other types of mortgage loans from mortgage brokers that generally only originate Agency mortgage loans. The Company builds its relationship with those mortgage brokers by providing access to specialty mortgage loan products.

  The Company's wholesale origination system currently operates out of the Larkspur headquarters office and ten branch offices producing mortgage loans in the western and southeast regions of the United States. The wholesale lending channel originates mortgage loans through its sales force of approximately 80 wholesale account executives. Each branch office's account executives are responsible for developing and maintaining relationships with mortgage brokers in specified territories. The quality of the approved mortgage broker client base is supported by the branch sales and inside sales support staff, who provide information and training in the appropriate marketing and proper packaging of mortgage loan products as well as updates on changes in underwriting practices. Additional and separate personnel in each branch office underwrite all mortgage loans originated in that office. Mortgage loan fundings remain centralized at the Company's Larkspur headquarters.

  The Company plans to continue the expansion of its wholesale lending channel on a nationwide basis. The Company is actively seeking to expand its wholesale lending channel pursuant to selected demographic statistics and other criteria developed by the Company, which are intended to identify the most attractive markets for the Company's mortgage loan products. The Company typically enters into a new market using its national sales team, which initially penetrates a market, to recruit selected brokers from the Company's unaffiliated wholesale mortgage loan network. The Company's sales strategy is to limit the number of branch centers in order to efficiently originate, process and underwrite mortgage loans.

  The following table sets forth the geographic distribution of origination volume according to location of the mortgaged property:

                           YEAR ENDED DECEMBER 31,
                 ----------------------------------------------
STATE                 1997            1996            1995
-----            --------------  --------------  --------------
                                    (DOLLARS IN THOUSANDS)
California.....  $2,745,448  73% $1,752,320  77% $1,003,354  74%
Other..........   1,010,754  27     531,519  23     352,250  26
                 ---------- ---  ---------- ---  ---------- ---
 Totals........  $3,756,202 100% $2,283,839 100% $1,355,604 100%
                 ========== ===  ========== ===  ========== ===

  Correspondent Lending. The correspondent lending program is designed to
  ---------------------
allow the Company to acquire closed mortgage loans on terms similar to those it acquires on a wholesale basis from its mortgage brokers. The correspondents are generally small- to medium-sized mortgage companies, banks and thrifts located throughout the U.S. who may have limited access to the capital markets. The Company provides its correspondents with on-site sales support and an interactive internet-based electronic link. The correspondents benefit by gaining access to the Company's broad range of innovative mortgage loan products without having to invest their resources in the development phase of the mortgage loan products. The correspondents also benefit from attractive pricing for sales to the Company, made possible by the Company's access to the capital markets and the secondary mortgage loan markets.

  Retail Lending. The retail channel, through a centralized operation, markets
  --------------
to existing and new customers. The Company markets to existing customers through inserts in the monthly mortgage statements, letters targeted to a specific group (i.e., borrowers with interest rates above a designated level) and outbound customer service calls. New customers are sought through national direct mail campaigns, regional radio advertising and telemarketing. New customers are also sought through several "affinity marketing" programs. Groups targeted for affinity marketing purposes include banks and credit unions for whom the Company will provide mortgage loan services from processing through funding. Affinity marketing programs also target trade groups and associations offering special pricing and discounts for group members when the Company is endorsed by the respective group or association. An additional segment targeted for affinity marketing are employers. Employees of participating companies are offered the opportunity to apply for a mortgage loan from the Company at a discounted price as part of the Company's standard employee benefits package.

  The following table sets forth the volume of mortgage loan originations by channel:

                                       YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------
                              1997               1996               1995
                       ------------------ ------------------ ------------------
                         VOLUME   PERCENT   VOLUME   PERCENT   VOLUME   PERCENT
                       ---------- ------- ---------- ------- ---------- -------
                                        (DOLLARS IN THOUSANDS)
Wholesale............. $3,438,207    91%  $2,154,255    94%  $1,253,405    92%
Correspondent.........    211,907     6       72,832     3       95,704     7
Retail................    106,088     3       56,753     3        6,495     1
                       ----------   ---   ----------   ---   ----------   ---
 Total................ $3,756,202   100%  $2,283,840   100%  $1,355,604   100%
                       ==========   ===   ==========   ===   ==========   ===

  Underwriting. The Company relies on its underwriting administrative procedures and mortgage loan underwriting standards to implement its origination strategy and achieve the quality of mortgage loans required by its secondary market investors.

  Administration. Mortgage loan applications must be approved by the Company's
  --------------
underwriters in accordance with its underwriting criteria, including credit scores, loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance coverages and property appraisal requirements. To maintain the consistency of underwriting quality, the Company's mortgage loan production personnel, such as account executives and telemarketers, are not permitted to underwrite the mortgage loan packages submitted by Mortgage Sources. Mortgage loan applications are assigned to an underwriter at the Company based on the size and complexity of the mortgage loan and the underwriter's experience level. The Company's chief underwriter is located in the corporate headquarters in Larkspur and is responsible for disseminating all underwriting policies.

  The Company generally performs a pre-funding audit on each mortgage loan. This audit includes a review for compliance with applicable underwriting program guidelines and accuracy of the credit report and telephone verification of employment. The Company performs a post-funding quality control review on a minimum of 10% of the mortgage loans originated or acquired for complete re-verification of employment, income and liquid assets used to qualify for such mortgage loan. Such review also includes procedures intended to detect evidence of fraudulent documentation and/or imprudent activity during the processing, funding, servicing or selling of the mortgage loan. Verification of occupancy and applicable information is made by regular mail.

  One- to four-family residential properties are appraised by qualified independent appraisers who are approved by the Company. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and must be on forms acceptable to Fannie Mae and Freddie Mac. As part of the Company's pre-funding quality control procedures, either field or desk appraisal reviews are obtained on 10% of all mortgage loans.

  Standards. Conforming mortgage loans originated for sale to the Agencies
  ---------
must satisfy the underwriting standards for one of the programs sponsored by such entities. All other mortgage loans originated or acquired by the Company (including Alternative A loans and home equity loans) are underwritten by the Company according to its credit, appraisal and underwriting standards. Such underwriting standards are applied to evaluate the prospective borrower's credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. These standards, which are summarized below, are applied in accordance with applicable federal and state laws and regulations. Exceptions to the underwriting standards are permitted when compensating factors are present.

  The Company's underwriting standards for purchase money or rate/term refinance mortgage loans secured by one- to two-family primary residences generally allow loan-to-value ratios at origination of up to 95% for mortgage loans with original principal balances of up to $400,000, up to 90% for mortgage loans secured by one- to four-family primary residences with original principal balances of up to $400,000, up to 85% for mortgage loans with original principal balances of up to $500,000 and up to 80% for mortgage loans with original principal balances up to $650,000. The Company may acquire mortgage loans with principal balances up to $3,000,000 ("super jumbos") if the mortgage loan is secured by the borrower's primary residence. The loan-to-value ratio for super jumbos generally may not exceed 60%. For cash-out refinance mortgage loans, the maximum loan-to-value ratio generally is 80%, and the maximum "cash out" amount permitted is based in part on the original amount of the related mortgage loan.

  The Company's underwriting standards for mortgage loans secured by investment properties generally allow loan-to-value ratios at origination of up to 90% for mortgage loans with original principal balances up to $250,000. The Company's underwriting standards permit mortgage loans secured by investment properties to have higher original principal balances if they have lower loan-to-value ratios at origination.

  For each mortgage loan secured by a first lien with a loan-to-value ratio at origination exceeding 80%, the Company generally requires a primary mortgage insurance policy insuring a portion of the balance of the mortgage loan at least equal to the product of the original principal balance of such mortgage loan and a fraction, the numerator of which is the excess of the original principal balance of such mortgage loan over 75% of the lesser of the appraised value and selling price of the related mortgage property and the denominator of which is the original principal balance of the related mortgage loan plus accrued interest thereon and related foreclosure expenses. In certain circumstances, however, the Company does not require primary mortgage insurance on mortgage loans with principal balances up to $500,000 that have loan-to-value ratios exceeding 80% but less than or equal to 85%. All residences, except cooperatives and certain high-rise condominium dwellings, are eligible for this program. Each qualifying mortgage loan will be made at an interest rate that is higher than the rate would be if the loan-to-value ratio was 80% or less or if primary mortgage insurance was obtained.

  In determining whether a prospective borrower has sufficient monthly income available (i) to meet the borrower's monthly obligation on the proposed mortgage loan and (ii) to meet monthly housing expenses and other financial obligations, including the borrower's monthly obligations on the proposed mortgage loan, the Company generally considers, when required by the applicable documentation program, the ratio of such amounts to the proposed borrower's acceptable monthly gross income. Such ratios vary depending on a number of underwriting criteria, including loan-to-value ratios, and are determined on a loan-by-loan basis.

  The Company also examines a prospective borrower's credit report. Generally, each credit report provides a credit score for the borrower. Credit scores generally range from 350 to 850 and are available from three major credit bureaus: TRW, Equifax and Trans Union. The Company attempts to obtain for each borrower a credit score from each credit bureau. If three credit scores are obtained, the Company applies the middle score of the primary wage earner. If two scores are obtained, the Company applies the lower score of the primary wage earner. These scores estimate, on a relative basis, which mortgage loans are most likely to default in the future. Lower scores imply higher default risk relative to a higher score. Credit scores are empirically derived from historical credit bureau data and represent a numerical weighing of a borrower's credit characteristics over a two-year period. A credit score is generated through the statistical analysis of a number of credit-related characteristics or variables. Common characteristics include number of credit lines (trade lines), payment history, past delinquencies, severity of delinquencies, current levels of indebtedness, types of credit and length of credit history. Attributes are the specific values of each characteristic. A scorecard (the model) is created with weights or points assigned to each attribute. An individual mortgage loan applicant's credit score is derived by summing together the attribute weights for that applicant.

  The Company originates and acquires mortgage loans under one of five documentation programs: full documentation, alternative documentation, limited documentation, no ratio loan documentation and no income/no asset verification.

  Under full documentation, the prospective borrower's employment, income and assets are verified through written and telephonic communications. Alternative documentation provides for alternative methods of employment verification generally using W-2 forms or pay stubs. Generally, under a full documentation program, a prospective borrower is required to have a minimum credit score of 620 and, under alternative documentation, a minimum credit score of 640.

  Under the limited documentation program, more emphasis is placed on the value and adequacy of the mortgaged property as collateral and other assets of the borrower than on credit underwriting. Mortgage loans underwritten using the limited documentation program are limited to borrowers with credit histories that demonstrate an established ability to repay indebtedness in a timely fashion. Under the limited documentation program, a prospective borrower is required to have a minimum credit score of 640. Under the limited documentation program, certain credit underwriting documentation concerning income or income verification and/or employment verification is waived. Mortgage loans originated and acquired with limited documentation include cash-out refinance loans, super jumbos and mortgage loans secured by investor-owned properties. Permitted maximum loan-to-value ratios (including secondary financing) under the limited documentation program, which range up to 80%, are more restrictive than mortgage loans originated with full documentation or alternative documentation.

  Under the no ratio loan documentation program, income ratios for the prospective borrower are not calculated. Mortgage loans underwritten using the no ratio loan documentation program have loan-to-value ratios less than or equal to 80% and meet the standards for the limited documentation program. A minimum credit score of 680 is required for this program.

  Under the no income/no asset verification program, emphasis is placed on the value and adequacy of the mortgaged property as collateral and credit history rather than on verified income and assets of the borrower. Mortgage loans underwritten under no income/no asset verification are limited to borrowers with excellent credit histories. A minimum credit score of 680 is required. Under the no income/no asset verification program, credit underwriting documentation concerning income, employment verification and asset verification is waived and income ratios are not calculated.

  Exceptions. On a case-by-case basis, the Company's underwriters may
  ----------
determine that the prospective borrower warrants an exception from its underwriting guidelines. Such exceptions may include a debt service-to-income ratio exception, a loan-to-value exception or an exception from certain documentation requirements of a particular mortgage loan program. An exception may generally be allowed if the application reflects certain compensating factors, including among others: a high credit score; a low loan-to-value ratio; cash reserves; stable employment; and the length of residence in the subject property. Accordingly, the Company may classify certain mortgage loan applications into a more extensive documentation program than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less extensive documentation program and may fund mortgage loans that do not satisfy all of the criteria discussed above for any particular documentation program.

  The following table sets forth for the periods indicated additional detail on the Company's mortgage loan originations by category of mortgage loan:

                                       FIRST QUARTER 1996                            SECOND QUARTER 1996
                         ---------------------------------------------- ----------------------------------------------
                           DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE   DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE
                           VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT    VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT
                         (IN 000'S)  BALANCE    LTV     COUPON   SCORE  (IN 000'S)  BALANCE    LTV     COUPON   SCORE
                         ---------- --------- -------- -------- ------- ---------- --------- -------- -------- -------
Agency.................. $  284,499 $131,652     76%     7.34%    680   $  280,240 $124,000     75%     7.86%    680
Non-agency..............    218,617  177,882     74      8.25     679      237,718  190,327     74      8.44     706
Home equity loans.......     25,019   38,849     87      9.36     682       47,820   40,389     86      8.60     713
Other...................      5,663  106,849     69      9.41     615        7,613  131,263     73     10.33     598
                         ----------                                     ----------
 Totals................. $  533,798                                     $  573,391
                         ==========                                     ==========
                                       THIRD QUARTER 1996                            FOURTH QUARTER 1996
                         ---------------------------------------------- ----------------------------------------------
                           DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE   DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE
                           VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT    VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT
                         (IN 000'S)  BALANCE    LTV     COUPON   SCORE  (IN 000'S)  BALANCE    LTV     COUPON   SCORE
                         ---------- --------- -------- -------- ------- ---------- --------- -------- -------- -------
Agency.................. $  169,375 $118,362     76%     8.18%    687   $  150,936 $120,460     75%     7.91%    700
Non-agency..............    291,587  192,339     75      8.53     700      389,650  186,793     74      8.31     710
Home equity loans.......     68,628   42,494     82      7.66     705       92,841   45,555     84      7.52     707
Other...................      7,070  112,218     75     10.43     632        6,564  123,852     77     10.16     621
                         ----------                                     ----------
 Totals................. $  536,660                                     $  639,991
                         ==========                                     ==========
                                       FIRST QUARTER 1997                            SECOND QUARTER 1997
                         ---------------------------------------------- ----------------------------------------------
                           DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE   DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE
                           VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT    VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT
                         (IN 000'S)  BALANCE    LTV     COUPON   SCORE  (IN 000'S)  BALANCE    LTV     COUPON   SCORE
                         ---------- --------- -------- -------- ------- ---------- --------- -------- -------- -------
Agency.................. $  137,450 $123,717     75%     7.70%    696   $  164,577 $123,649     77%     7.92%    697
Non-agency..............    441,147  192,305     73      8.17     710      495,176  179,868     75      8.53     710
Home equity loans.......    104,429   47,082     84      7.95     707      155,999   49,904     84      8.17     704
Other...................      9,133  120,178     73      9.90     627        9,508  113,190     77     10.24     625
                         ----------                                     ----------
 Totals................. $  692,159                                     $  825,260
                         ==========                                     ==========
                                       THIRD QUARTER 1997                            FOURTH QUARTER 1997
                         ---------------------------------------------- ----------------------------------------------
                           DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE   DOLLAR    AVERAGE  WEIGHTED WEIGHTED AVERAGE
                           VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT    VOLUME   PRINCIPAL AVERAGE  AVERAGE  CREDIT
                         (IN 000'S)  BALANCE    LTV     COUPON   SCORE  (IN 000'S)  BALANCE    LTV     COUPON   SCORE
                         ---------- --------- -------- -------- ------- ---------- --------- -------- -------- -------
Agency.................. $  173,446 $126,327     77%     7.65%    706   $  214,177  131,397     75%     7.46     703
Non-agency..............    688,757  185,549     75      8.24     712      850,304  185,981     75      8.19     703
Home equity loans.......    140,355   46,552     84      7.91     707      150,747   44,911     85      8.11     702
Other...................      7,183  117,759     73      9.71     627       13,814  127,903     85     10.09     618
                         ----------                                     ----------
 Totals................. $1,009,741                                     $1,229,042
                         ==========                                     ==========

  Quality Assurance. The Company's Quality Assurance Department (the "QAD") consists of eighteen people who operate out of its corporate headquarters in Larkspur but also includes a two-person staff based in Southern California which performs pre-funding quality control reviews for the Company's Southern California Region. Since the Company's wholesale loan origination process relies heavily on its Mortgage Sources, one of the primary functions of the QAD includes the approval and related monitoring of its Mortgage Sources. Other related functions for the QAD include the approval and monitoring of third-party appraisers, escrow companies and title companies.

  Another primary function of the QAD is to monitor overall mortgage loan quality to seek to ensure that the mortgage loan originations comply with the Company's quality standards as well as those of investors and mortgage insurers. This is accomplished through a sampling of mortgage loan files for review by the quality control unit within the QAD and through administration of a verification of income program with the Internal Revenue Service. The quality control unit of the QAD performs loan file reviews before funding and has placed an increasing emphasis on its pre-funding review since early 1997. The objective of pre-funding reviews is to ensure data integrity of the information used by the Company's underwriters in evaluating mortgage loans. The extent of the review may include validating all information or just selected elements based on assessment of risk and other selection criteria. The percentage of mortgage loans subjected to some form of additional verification prior to funding either through the special IRS program or through mortgage loan file reviews by the QAD is approximately 14% of loans submitted for origination. The quality control unit of the QAD also selects approximately 4% of funded loans for a post-funding review. A post-funding review includes a full underwriting of the mortgage loan file, including a reverification of credit, employment income and source of funds as well as a review of various closing documents. The QAD also reviews mortgage loans which revert to early payment default status. All material findings are submitted to management for response. Reporting to senior management for the pre-funding reviews occurs monthly and reporting for the post-funding reviews occurs quarterly.

  The Company devotes substantial resources and attention to improving its quality assurance functions. Notwithstanding these efforts, there can be no assurance that the Company's quality assurance procedures will prevent or mitigate losses on the mortgage loans produced or serviced by the Company.

 MORTGAGE LOAN SALES

  As a mortgage banker, the Company originates all of its mortgage loans with the intent of selling such loans. A primary component of the Company's business strategy is to seek the most efficient method of selling its mortgage loans. In recent years, the Company has developed the capacity to access the capital markets by securitizing its mortgage loans in addition to selling them in whole loan sale transactions. The Company evaluates the sale of each mortgage loan type and compares prices available for each alternative method of sale, given current market conditions at the time and the risk characteristics of the mortgage loan type to determine which method of sale to utilize.

  The following table shows the method of sale for the Company's mortgage loans for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                           1997       1996       1995
                                        ---------- ---------- ----------
                                              (DOLLARS IN THOUSANDS)
Loans sold through securitization...... $1,706,472 $  597,965 $      --
Whole loan sales.......................  1,585,197  1,532,119  1,330,484
                                        ---------- ---------- ----------
  Total................................ $3,291,669 $2,130,084 $1,330,484
                                        ========== ========== ==========

  Securitization. In the second half of 1996, the Company began to securitize substantially all of its non-agency mortgage loans and home equity mortgage loans. Securitization is the process of pooling mortgage loans and issuing securities, such as mortgage pass-throughs, or collateralized mortgage bonds or notes. Under SFAS No. 125, regardless of whether the securities issued are in the form of equity or debt securities, the transaction will generally be treated for accounting purposes as a sale of the underlying mortgage loans. The Company intends to structure all of its securitizations to qualify as sales for accounting purposes, with a resulting gain reflected at the time of sale. Only the net retained interest in the securitized mortgage loans and the servicing assets relating to the mortgage loans sold remain on the balance sheet. Net cash proceeds from such securitizations will be available to support new mortgage loan originations and to repay borrowings under the Company's warehouse facilities. The Company carries out its securitizations through its wholly-owned subsidiary Headlands Mortgage Securities, Inc. ("HMSI"). HMSI maintains separate shelf registration statements for the non-agency mortgage loan and home equity mortgage loan securitization programs.

  The Company believes that its ability to access the capital markets through securitization is important to its overall business strategy in several ways. Securitization is a very efficient method of selling the Company's non-agency and home equity mortgage loans. Under the non-agency mortgage loan securitization program, the Company generally sells the more senior classes of the securities produced by the securitization for cash and retains one or more of the subordinated classes. Such securities are carried on the balance sheet at their estimated fair market value (based on market prices for similar securities) under the line item "retained interests in securitizations." Due to the relatively high credit quality of the mortgage loans in these securitizations, the amount of subordinated securities retained by the Company represents a relatively small percentage (generally less than 2%) of the total principal of the mortgage loans securitized. In addition, the market value of the classes of securities sold generally permits the Company to receive cash in an amount equal to or greater than its cost of funding the mortgage loans. As a result, the securitization of the Company's non-agency mortgage loans to date has not required a substantial amount of the Company's available cash. In the future, the Company may elect to retain additional classes of securities in such securitizations which would require additional funds.

  Under the home equity mortgage loan securitization program, the Company generally sells the home equity mortgage loan securities for cash and a retained trust interest that represents (i) an interest (which is subordinated to payment on the securities sold) in the principal of the mortgage loans securitized (the "Principal Amount") and (ii) the right to the excess of future expected interest payments to be received on the mortgage loans securitized over the future interest payments required to be made on the securities sold (the "Interest-only Residual"). The estimated values of the Principal Amount and is the Interest-only Residual are shown on the balance sheet under the line item "retained interests in securitizations." The securitizations of the Company's home equity mortgage loans generate negative cash flow compared to the cost of the mortgage loans securitized. The Company to date has elected to mitigate the extent of negative cash flow by selling a portion of the Interest-only Residual in connection with the home equity mortgage loan securitizations. In the future, the Company may elect to retain the full amount of the Interest-only Residual in order to receive the future cash flows generated thereby. In such event, the negative cash flow at the time of effecting the securitization would be increased.

  Securitization also supports the Company's wholesale origination channel by increasing its flexibility in competing for non-agency mortgage loans. The parameters of mortgage loan characteristics that may be included in a pool to be securitized are generally broader than would be the case if the pool were to be sold in a traditional whole loan sale to a financial institution. Mortgage loan characteristics in securitizations are subject to the requirements of the rating agencies and of any third-party credit enhancer that may be involved, such as a monoline insurance company. The Company believes, however, that these requirements generally provide more flexibility in originating mortgage loans than would be the case under a traditional whole loan sale method. This additional flexibility enables the Company to compete more aggressively for mortgage loans and provide better service to its Mortgage Sources.

  The retained interests in the non-agency mortgage loan securitizations are in the form of classes of subordinated securities which can be sold or pledged by the Company. The retained interests in the home equity mortgage loan securitizations are in the form of trust interests that are restricted as to transfer and cannot be sold by the Company. The Company's retained interests in its securitizations, regardless of the form, are subordinated to the classes of securities issued to investors in such securitizations with respect to future losses of principal and interest on the underlying mortgage loans. Accordingly, any such losses incurred on the underlying mortgage loans will be applied first to reduce the remaining amount of the Company's subordinated retained interest, until reduced to zero. In addition, with respect to the Interest-only Residual retained in the home equity loan securitizations, to the extent the actual loss rates, prepayment rates or other characteristics experienced on a pool of mortgage loans differ adversely from the assumptions used to evaluate the residual interest at the time of sale, a reduction in the fair value of such interest on the balance sheet may be required in a future period, with a corresponding charge to income.

  Whole Loan Sales and Exchanges. Sales of mortgage loans and exchanges of pooled mortgage loans for securities are conducted by the Company's Secondary Marketing Department. The Company's whole loan sales and exchanges of mortgage loans are generally made without recourse to the Company. The Company sells or exchanges substantially all of its Agency mortgage loans through normal secondary channels. The Company also generally sells its closed-end home equity mortgage loans through whole loan sales rather than through the home equity mortgage loan securitization program when the price received from whole loan sales is more attractive to the Company. From time to time the Company sells qualifying Jumbos to one of the privately-sponsored national mortgage conduit programs; such Jumbos are also included at times in the Company's non-agency mortgage loan securitization program along with the Alternative A mortgage loans. The Company sells substantially all of its other mortgage loans (i.e., subprime mortgage loans) on a whole loan basis (servicing released) in order to avoid the credit risk associated with such mortgage loans.

  Representations and Warranties. In connection with both securitizations and whole loan sales and exchanges, the Company makes representations and warranties to the buyers thereof which it believes are customary in the industry relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. In the event of a breach of these representations and warranties, the Company may be required to repurchase these mortgage loans and indemnify the investors for damages caused by the breach. If a repurchase request is made, the Company will either (i) attempt to remedy the deficiency and have the investors rescind the rejection of the mortgage loan or (ii) refinance or sell the mortgage loan, sometimes at a loss. Mortgage loans repurchased from investors have represented an insignificant percentage of total mortgage loan originations based on the aggregate principal balance over the last three fiscal years. The Company has implemented a stringent quality assurance program monitoring the most important stages of the mortgage loan origination process to minimize the number of mortgage loans rejected by investors.

 OPERATIONS AND INFORMATION SERVICES

  The Company's offering of a broad range of conventional and specialized mortgage loan products requires the timely delivery of such mortgage loan products to the branches and careful monitoring and tracking of the origination of such mortgage loan products through delivery to the ultimate investor. For this reason, the Company focuses on the development of its operations and technology capabilities and has organized many of the production and servicing functions under the Operations Department in order to promote the coordination of these functions. The Operations Department includes the following key functions:

     .Underwriting/Branch Operations        .Loan Delivery
     .Loan Closing/Document Tracking        .Quality Assurance
     .Systems Support                       .Corporate Training
     .Computer Services                     .Servicing

Each department manager is responsible for the day-to-day activities of specified areas and reports to the Executive Vice President of Operations with respect to communications between departments, coordinating services to branch offices and long range planning issues, such as technology development.

  The Company uses a mortgage loan origination and administration system modified to meet the Company's specific needs, that has largely eliminated many of the manual efforts associated with underwriting, funding and loan delivery. This system provides real-time access to the information used by each department in operations as well as the secondary marketing and treasury departments. This Company-wide system provides a smooth flow of data from the origination process until the mortgage loan is purchased by the investor. These integrated systems also improve data integrity because information is not re-keyed or transferred to multiple mortgage loan-tracking systems.

  Prior to 1997, functions that were formerly conducted from a central location in Larkspur were decentralized and moved to the branch offices. Underwriting and closing document preparation are two such functions. Decentralization of these functions has enabled the Company to offer prompt and efficient service. Staffing each branch with management and staff who have an understanding of the local market also increased the Company's ability to assess mortgage loan quality and resolve broker-related issues more efficiently. Operations functions which remain centralized include quality assurance, systems programming and support, loan delivery and servicing.

  Branch operations management has substantial contact with and receives direction from senior management at the Company's headquarters office. Typical daily interaction between a branch operations officer and the headquarters' staff include resolutions of underwriting exceptions, interpretation of investor guidelines and requests from a branch for systems support. The Company's operations procedure manual specifies workflow and communication methods and underwriting requirements not specifically mentioned in investor guidelines, but which the Company determines are prudent. The procedure manual is also the vehicle by which internal procedures and controls are disseminated to all operations personnel. All such procedures are designed to ensure consistent, investment quality mortgage loan originations and an efficient production environment.

  The Information Services Department is responsible for implementing, supporting and improving the software and hardware technology employed in the Company. Specifically, the Information Services Department concentrates on applications programming, applications development and analysis of new software technologies which can be used within the Company to improve information flow and operating efficiencies. The Information Services Department also focuses on the integration and support of hardware technologies including those established in the branch offices.

 HEDGING ACTIVITIES

  The Company originates and purchases mortgage loans and sells them primarily through securitizations and whole loan sales. The market value of fixed-rate mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company commits to originate at a specific rate ("rate lock") or originates or purchases the mortgage loans and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

  The Company retains the services of Tuttle & Co., an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in seeking to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage loan pipeline through a combination of forward sales of Fannie Mae mortgage-backed securities and forward whole loan sales. The Company determines which alternative provides the best execution in the secondary market. As a managed account of Tuttle & Co., the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

  The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company against such changes.

  The Company does not presently hedge against declines in value in its servicing portfolio or retained interests in securitizations. Such declines could occur due to market interest rate changes and the effects of early prepayments of the mortgage loans serviced.

 MORTGAGE LOAN SERVICING

  General. Mortgage loan servicing includes collecting payments from borrowers and remitting those funds to investors, accounting for mortgage loan principal and interest, reporting to investors, holding custodial funds for payment of mortgage-related expenses such as taxes and insurance, advancing funds to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults, and otherwise administering the mortgage loan.

  The Company's fees for servicing mortgage loans generally range from 0.25% to 0.50% per annum on the outstanding principal balances of the mortgage loans. Servicing fees are collected by the Company out of monthly remittances to investors. Other sources of mortgage servicing rights revenues include late charges, assumption and modification fees and prepayment penalties. The Company must cover general overhead and other normal costs associated with mortgage servicing rights, such as computer and personnel costs. The Company is also required to pay certain costs in connection with foreclosure proceedings on defaulted mortgage loans for which it may not be fully reimbursed. Potential exposure to foreclosure costs is contrasted to losses on principal amounts, as to which the Company has limited liability because substantially all of the mortgage loans in its mortgage loan servicing portfolio are sold or exchanged to investors in the secondary mortgage market on a nonrecourse basis.

  In 1993, the Company established its Servicing Center in Santa Rosa, California. The Servicing Center became operational in February 1994 and presently occupies approximately 13,000 square feet. The Servicing Center is fully integrated into the Company's networking system and employs a well-established, experienced provider of computing services, Alltel Information Services Inc. for its mortgage loan servicing computing services. The Company believes that the Servicing Center has the capacity to substantially increase the number of mortgage loans that it services without significantly increasing its fixed operating costs. Prior to the time the Servicing Center became operational, the Company's mortgage loan servicing portfolio was subserviced by a separate servicing entity and the Company was not actively engaged in servicing activities.

  The following table provides certain information regarding changes in the Company's mortgage loan servicing portfolio:

                                            YEAR ENDED DECEMBER 31,
                                            --------------------------
                                             1997      1996     1995
                                            -------  --------  -------
                                                 (DOLLARS IN MILLIONS)
   Beginning Servicing Portfolio........... $ 4,387  $  4,149  $ 4,779
   Add: Originations.......................   3,756     2,284    1,356
   Less: Bulk sales of servicing rights....  (1,963)   (1,033)    (943)
   Less: Amortization and prepayments......    (740)     (543)    (507)
   Less: Service released sales............    (913)     (470)    (536)
                                            -------  --------  -------
   Ending Servicing Portfolio.............. $ 4,527  $  4,387  $ 4,149
                                            =======  ========  =======

  The following table sets forth certain information regarding the Company's mortgage loan servicing portfolio:

                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                 1997      1996      1995
                                               --------  --------  --------
Agency mortgage loans:
  Number of mortgage loans....................   13,330    17,118    15,835
  Percent of total number.....................    31.67%    49.82%    58.09%
  Principal amount (in millions).............. $  1,522  $  2,026  $  1,911
  Percent of total principal amount...........    33.62%    46.18%    46.06%
Non-agency mortgage loans:
  Number of mortgage loans....................   15,679    12,487    11,178
  Percent of total number.....................    37.24%    36.34%    41.00%
  Principal amount (in millions).............. $  2,502  $  2,192  $  2,228
  Percent of total principal amount...........    55.27%    49.97%    53.70%
Home equity mortgage loans:
  Number of mortgage loans....................   12,846     4,695       248
  Percent of total number.....................    30.51%    13.66%     0.91%
  Principal amount (in millions).............. $    474  $    161  $     10
  Percent of total principal amount...........    10.47%     3.67%     0.24%
Other mortgage loans(1):
  Number of mortgage loans....................      244        63       --
  Percent of total number.....................     0.58%     0.18%      --
  Principal amount (in millions).............. $     29  $      8       --
  Percent of total principal amount...........     0.64%     0.18%      --
Total mortgage loans serviced:
  Number of mortgage loans....................   42,099    34,363    27,261
  Principal balance (in millions)............. $  4,527  $  4,387  $  4,149
  Average principal balance .................. $107,532  $127,666  $152,195

  Average coupon--first lien..................     8.18%     8.05%     7.79%
  Average coupon--home equity.................    10.68%     9.60%     9.46%

--------
(1) Consists of subprime mortgage loans.

  The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company at December 31, 1997, including both fixed and adjustable rate mortgage loans, at various mortgage interest rates:

                                                                         PERCENT OF
                             NUMBER  PERCENT OF TOTAL TOTAL PRINCIPAL     AGGREGATE
    MORTGAGE INTEREST RATE  OF LOANS NUMBER OF LOANS      BALANCE     PRINCIPAL BALANCE
    ----------------------  -------- ---------------- --------------- -----------------
                                                      (IN THOUSANDS)
   0.00-6.99%..............   4,872        11.57%       $  449,071           9.92%
   7.00-7.49...............   2,308         5.48           275,591           6.09
   7.50-7.99...............   4,791        11.38           702,473          15.52
   8.00-8.49...............   6,116        14.53           962,516          21.26
   8.50-8.99...............   8,143        19.34         1,192,413          26.34
   9.00-9.49...............   3,316         7.88           355,193           7.85
   9.50-9.99...............   2,080         4.94           153,790           3.39
   10.00 and over..........  10,473        24.88           436,025           9.63
                             ------       ------        ----------         ------
     Total.................  42,099       100.00%       $4,527,072         100.00%
                             ======       ======        ==========         ======

  As of December 31, 1997, approximately 81% of the above mortgage loans serviced by the Company were fixed interest rate mortgage loans. If mortgage interest rates decline the Company's prepayment rate is likely to increase, thereby negatively affecting the Company's income. This negative effect on the Company's income may be offset by a rise in origination and servicing income attributable to new mortgage loan originations, which historically have increased as mortgage interest rates have declined, and a rise in termination fee income.

  The Company believes the credit quality of the mortgage loans that it originates, the relative age of mortgage loans it services and the economic factors impacting the areas it serves, among other factors, have resulted in relatively low delinquency ratios of the Company's mortgage loan servicing portfolio compared to industry averages. The Servicing Center is responsible for administering the collection of mortgage loans, maintenance of those properties in foreclosure and REO. Pursuant to the Company's procedures, once a borrower has missed a scheduled payment, over the next 45 days the Company's collections department attempts to establish contact with the borrower both by telephone and by sending two automatic notices of delinquency to solve the delinquency. In many instances, the delinquency is resolved, but if it is not, the collections department generally records a notice of default, subject to prior notice to the borrower, and commences foreclosure proceedings. Approximately seven months after the delinquency, and after meeting all the legal requirements for foreclosure, the property is sold at a trustee sale absent any intervening act by the borrower. The following table shows (with the principal amount of delinquent and foreclosed mortgage loans as a percentage of the principal amount of the Company's total mortgage loan servicing portfolio) the Company's recent delinquency statistics:

                                                          AT DECEMBER 31,
                                                         -------------------
                                                         1997   1996   1995
                                                         -----  -----  -----
   Delinquency of Mortgage Loans Serviced (at end of
    period):
     30 days............................................  1.41%  1.36%  1.03%
     60 days............................................  0.20   0.13   0.23
     90 days or more....................................  0.12   0.04   0.17
                                                         -----  -----  -----
       Total delinquencies..............................  1.73%  1.53%  1.43%
                                                         =====  =====  =====
   Foreclosures Pending.................................  0.18%  0.57%  0.53%

  Purchase and Sale of Mortgage Servicing Rights. The Company intends to increase the size of its mortgage loan servicing portfolio by retaining a significant portion of the mortgage loan servicing rights related to the mortgage loans it originates. The Company has no plans to increase its mortgage loan servicing rights portfolio through bulk or flow purchase of mortgage loan servicing rights from others, although it may do so if a strategic purchase opportunity presents itself.

  The Company may from time to time sell portions of its mortgage loan servicing portfolio, and may elect to sell mortgage loans it has originated on a servicing-released basis, based on strategic factors, such as market conditions and financial objectives. These sales increase revenue at the time of sale but reduce future servicing fee income. Prices obtained for mortgage loan servicing rights vary, and it is not possible to anticipate what price the Company will receive for any future sales. Among the factors that influence the value received for mortgage servicing rights are servicing fee rates, anticipated prepayment rates, average mortgage loan balances, servicing costs, custodial account balances, delinquency and foreclosure experience, and purchasers' required rates of return. The Company's owned servicing portfolio at December 31, 1997 consisted of servicing rights to mortgage loans with an aggregate outstanding principal balance of $4.5 billion, of which $2.7 billion was capitalized on the Company's balance sheet. During 1997, 1996 and 1995, the Company sold mortgage servicing rights with aggregate principal balances of $2.0 billion, $1.0 billion and $0.9 billion, respectively.

  In general, the decision to sell, buy or retain mortgage loan servicing rights is based upon the market for and value of mortgage loan servicing rights, the Company's current financial needs and objectives, including, among other things, its cash and/or capital requirements and its debt-to-equity and other financial ratios. The Company's ability to sell its servicing rights under its various servicing agreements with investors is generally subject to the consent of the investors. In addition, under the servicing provisions governing the Company's securitizations, the successor servicer is subject to prior approval of the rating agencies rating the subject securities.

  Credit and Contractual Risks. As a seller and servicer of mortgage loans, the Company contractually obligates itself to assume certain risks with respect to the mortgage loans that it sells and services. Mortgage loan servicers, such as the Company, are also typically required to pay (or at least advance) delinquent mortgage loan payments and certain costs in connection with foreclosure proceedings on defaulted mortgage loans, for which the servicers may not be fully reimbursed. The Company must bear the costs associated with making such advances. The Company's underwriting, quality assurance and internal audit procedures are designed in part to limit its delinquency and default risk. The Company also follows policies and procedures designed to minimize risks associated with representations and warranties made by the Company with respect to mortgage loans that it sells.

  Mortgage loan servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the mortgage loans in accordance with contract requirements may lead to a termination of the mortgage loan servicing rights without the payment of any compensation.

 MORTGAGE LOAN FUNDING AND BORROWING ARRANGEMENTS

  The Company utilizes short-term warehouse facilities and repurchase agreements to fund mortgage loan originations and purchases. In October 1993, the Company entered into a mortgage loan warehousing agreement (the "Warehouse Facility"). Under the terms of the Warehouse Facility, the Company has available a $230 million warehouse line of credit secured by the mortgage loans the Company originates or purchases. The Company is required to comply with various operating and financial covenants as defined in the agreements governing the agreement. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the facility, (ii) selling any asset other than in the ordinary course of business, and (iii) maximum debt and distributions allowed. Such covenants also contain requirements for
(i) minimum net worth and mortgage loan servicing portfolio balances and (ii) maximum leverage ratios. In accordance with industry practice, the Warehouse Facility is renewable by the lenders and currently expires on November 4, 1999. The Company expects, although there can be no assurance, that the Warehouse Facility will continue to be available in the future. At December 31, 1997, the outstanding balance under the Warehouse Facility was $195.7 million.

  In addition to the Warehouse Facility, the Company makes regular use of certain uncommitted lines of credit, short-term credit facilities and purchase and sale agreements (such as repurchase or "gestation" agreements) provided by major investment banks and a major corporation. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loans in inventory, reducing interest costs and permitting greater mortgage loan origination volumes.

  The Company currently has three uncommitted whole loan repurchase agreements with major investment banks. Under the terms of these agreements, the Company may pledge mortgage loans originated or purchased to obtain additional liquidity while mortgage loans are held until securitization or are sold through whole loan sales. Amounts outstanding under these agreements at December 31, 1997 were $174.5 million, $238.6 million, and $21.3 million.

  In addition, the Company has entered into an uncommitted mortgage loan purchase and sale agreement with a major investment bank. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to the investment bank with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans.

  The last of the Company's warehousing facilities is a $15.0 million warehouse line of credit with a major corporation. This agreement expires on October 31, 1998. At December 31, 1997, the Company had $1.5 million outstanding under this facility.

  The Company also has a $3.0 million operating line of credit from a group of commercial banks who are also lenders in the Warehouse Facility. This operating line of credit is secured by certain servicing contracts of the Company and is limited by the amount of servicing pledged as security. This operating line of credit, which has a conversion option to a three-year, amortizing term loan, is renewable from time to time and expires on November 4, 1998. At December 31, 1997, the Company had no outstandings under this line of credit.

  In addition to these financing sources, the Company also has various repurchase agreements with major investment banks which are collateralized by certificates reflecting interest in the Company's private securities. At December 31, 1997, the Company had $4.8 million outstanding under these agreements.

  The Company is required to comply with various operating and financial covenants as provided in the agreements as described above, the most restrictive of which are those relating to the Warehouse Facility as described above.

  The Company relies on securitizations and whole loan sales to generate cash proceeds for repayment of its warehouse facilities and to create availability to purchase additional mortgage loans. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, and the credit quality of the Company's portfolio of mortgage loans. Unanticipated delays in closing a securitization could also increase the Company's interest rate risk by increasing the warehousing period for its mortgage loans.

COMPETITION

  The mortgage banking business is highly competitive. The Company competes with other wholesale and retail mortgage banking entities, mortgage brokers and financial institutions, many of which have substantially greater financial and other resources than the Company. The market for mortgage loan originations is also significantly influenced by interest rate levels and changes as well as demographic and other factors. The Company expects greater competition from its existing competitors. In addition, Fannie Mae and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be Agency mortgage loans to include some Alternative A and subprime mortgage loans. The foregoing factors may result in lower mortgage loan origination volume, compressed pricing margins or other challenging or adverse effects for the Company. Mortgage brokers compete on the basis of service, range of mortgage loan products and pricing. Retail mortgage banking companies have direct access to borrowers and generally are able to sell their mortgage loans to the same entities that purchase the Company's mortgage loans. The Company depends primarily on mortgage brokers for originating new mortgage loans. Competitors also seek to establish relationships with mortgage brokers who are not obligated by contract or otherwise to continue to do business with the Company. Although independent mortgage bankers may not possess the financial resources of those affiliated with larger financial institutions, management believes that such independent companies have the potential to be more adept at adjusting to changing market conditions.

EMPLOYEES

  As of December 31, 1997, the Company had 668 full-time employees, 17 part-time employees and 4 temporary employees on its payroll. Approximately 312 of the Company's employees were employed at the Company's headquarters in Larkspur, California. The Company's employees are not represented by any collective bargaining unit. The Company believes that it maintains good relations with its employees.

RISK FACTORS

  In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

CONTROL OF CERTAIN STOCKHOLDERS

  Peter T. Paul and his family beneficially own 42.6% (and have voting power pursuant to a Voting Trust with respect to 53.3%) of the outstanding shares of Common Stock following the closing of the Initial Public Offering. Accordingly, Mr. Paul, who is the President of the Company, will have effective control of the Company, with the likely ability to approve certain fundamental corporate transactions (including mergers, consolidations and sales of assets) and to elect a majority of the members of the Board of Directors. See "Security Ownership and Certain Beneficial Owners."

INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

  The Company's Mortgage Loan Origination and Sale Business May Be Adversely Affected by Changes in Interest Rates. Changes in interest rates can have a variety of effects on the Company's mortgage loan origination business. The market value of fixed-rate mortgage loans has a greater sensitivity to changes in market interest rates than adjustable-rate mortgage loans. To the extent an interest rate is established for a mortgage loan in process prior to the time such mortgage loan is funded (a "locked pipeline loan"), a gain or loss on the sale of such mortgage loan may result from changes in interest rates during the period between the time the interest rate is established and the time the mortgage loan is committed for sale. In order to hedge this interest rate risk, the Company sells (on a forward basis) a portion of its locked pipeline loans (or an equivalent amount of the mortgage-backed securities into which such mortgage loans may be converted). Since 1992, the Company has utilized Tuttle & Co., an unaffiliated advisory and information services company based in Mill Valley, California, for exposure analysis of its mortgage loan pipeline. The Company determines the number of such forward sales it will make based upon a daily probability analysis as to the principal amount of locked pipeline loans that are likely to be funded by the Company. To the extent that the probability analysis utilized by the Company differs from actual experience, the resultant mismatching of commitments to fund mortgage loans at certain interest rates and forward sales of mortgage loans with certain interest rates may have a material adverse effect on the Company's results of operations.

  In addition to the interest rate risk discussed above, the Company's origination of mortgage loans that are ineligible for Agency programs ("non-agency mortgage loans") involves risk to the extent the Company has not obtained investor commitments to purchase such mortgage loans on a forward or current basis at the time interest rates are established for such mortgage loans (whether at mortgage loan funding or prior thereto). Specifically, until such forward purchase commitments are obtained, the Company, in most cases, hedges such non-agency mortgage loans with (i) forward sales of Fannie Mae mortgage-backed securities or (ii) forward whole loan sales. The Company determines which alternative provides the best execution in the secondary market. To the extent movements in the interest rates on such securities do not match the current pricing for non-agency mortgage loans in the secondary market, the Company may recognize gains or losses upon the sale of such mortgage loans. Non-agency, home equity and other non-conforming mortgage loans made up 81.6% of the Company's mortgage loan originations during the year ended December 31, 1997 and 61.3% of mortgage loan originations during the year ended December 31, 1996.

  In addition to the foregoing, the Company's results of operations from its origination of mortgage loans can be adversely affected to the extent rising interest rates decrease the volume of mortgage loan originations and the revenue derived therefrom.

  The Company's Servicing Operations May Be Adversely Affected by Changes in Interest Rates. The Company's servicing operations are also affected by interest rate levels. As mortgage interest rates fall, an increasing number of borrowers can be expected to refinance and prepay their mortgage loans. Prepayments of mortgage loans serviced by the Company result in termination of the Company's future stream of servicing fees from such mortgage loans. In addition, the Company capitalizes servicing rights on mortgage loans that it originates based upon the net present value of future cash flows. If the rate of prepayment of the related mortgage loans exceeds the rate assumed by the Company, due to a significant reduction in interest rates or otherwise, the value of the mortgage loan servicing portfolio will decrease, which could adversely affect the Company's results of operations. Interest rate changes can also adversely affect the ability of the Company to sell mortgage loan servicing rights to a third party . The Company does not presently hedge its mortgage loan servicing portfolio.

FAILURE TO EFFECTIVELY USE LEVERAGE TO FINANCE MORTGAGE LOAN ORIGINATIONS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

  Unavailability of Funding Sources May Adversely Affect Results of Operations. The Company funds substantially all of the mortgage loans which it purchases and originates through borrowings under warehouse financing facilities, repurchase agreements and internally generated funds. The Company's borrowings are in turn repaid with the proceeds received by the Company from selling such mortgage loans through securitizations or whole loan sales. The Company is currently and may in the future be dependent upon a few lenders to provide the primary credit facilities for its mortgage loans. In addition, the Company's specialized mortgage loan products are often not familiar to warehouse lenders. As new mortgage loan products are introduced, such lenders must be familiarized with the loans and their marketability before they determine whether such mortgage loans are eligible for financing under the warehouse facilities. Any failure to renew or obtain adequate funding under these facilities, or any substantial reduction in the size of or pricing in the market for the Company's mortgage loans, could have a material adverse effect on the Company's operations.

  Increased Cost of Borrowing May Adversely Affect Results of Operations. If the return on the mortgage loans originated or acquired by the Company with borrowed funds fails to cover the cost of the borrowing, the Company will experience net interest losses and may experience net losses. In addition, the cost of such borrowings can vary depending upon the lender, the nature and liquidity of the underlying collateral, the movement of interest rates, the availability of financing in the market and other factors. Further, the Company may not be able to achieve the degree of leverage it believes to be optimal, which may cause the Company to be less profitable than it might be otherwise.

  Changes in Interest Rates May Adversely Affect Results of
Operations. Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its mortgage loans and the cost of borrowing. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to originate and acquire mortgage loans and could reduce the interest rate differential between newly originated mortgage loans and the Company's cost of borrowing. A significant decline in interest rates could decrease the size of the Company's mortgage loan servicing portfolio by increasing the level of mortgage loan prepayments. While the Company monitors the interest rate environment and generally will earn a positive spread between interest paid on borrowed funds and interest earned on mortgage loans, there can be no assurance that the profitability of the Company would not be adversely affected during any period of changes in interest rates.

  Failure to Refinance Outstanding Borrowings May Adversely Affect Results of Operations. While the Company expects to be able to maintain existing financing arrangements, or to obtain replacement financing as its lending arrangements mature, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is not successful in maintaining or replacing existing financing, it may have to curtail its mortgage loan production activities, which could have a material adverse effect on the Company's operations.

  Decline in Market Value of Mortgage Assets and Margin Calls May Adversely Affect Results of Operations. A decline in the market value of the Company's portfolio of mortgage loans may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional mortgage loans to re-establish the ratio of the amount of the borrowing to the value of the collateral).

The Company could be required to sell mortgage loans under adverse market conditions in order to maintain liquidity. Such sales may be effected by the Company when deemed by it to be necessary in order to preserve the capital base of the Company. If these sales were made at prices lower than the amortized cost of the mortgage loans, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

DEPENDENCE ON SECURITIZATIONS FOR SUCCESSFUL OPERATIONS

  The Company plans to pool and sell through securitizations substantially all of its non-agency mortgage loans and HELOC home equity mortgage loans and expects that the gain recognized from such securitizations will continue to represent a significant portion of the Company's future revenues and net earnings. Further, the Company is dependent on the cash generated from such securitizations to fund its future originations and repay borrowings under its warehouse facilities. The Company's ability to complete securitizations of its mortgage loans will depend on a number of factors, including conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of the Company's previous securitizations or the securitizations of others and the Company's ability to obtain credit enhancement. Adverse changes in the securitization market could impair the Company's ability to sell mortgage loans through securitizations on a favorable or timely basis and could have a material adverse effect upon the Company's results of operations and financial condition. Furthermore, because management of the Company expects that an important component of the Company's income will be gain on sale, the Company's quarterly operating results may fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, the Company's results of operations may be materially adversely affected for that period.

  In addition, in order to gain access to the HELOC securitization market, the Company expects to continue to rely upon credit enhancements provided by one or more monoline insurance carriers to enable it to obtain an AAA/Aaa rating for the senior portion of its mortgage-backed securities. Any substantial increase in the price charged by, or the required level of protection to be provided to, the insurance companies, or any unwillingness of insurance companies to guarantee these senior securities in the Company's mortgage loan pools, could have a material adverse effect upon the Company's results of operations and financial condition.

ESTIMATED VALUE OF RETAINED INTERESTS IN SECURITIZATIONS MAY BE REDUCED, ADVERSELY IMPACTING RESULTS OF OPERATIONS

  The Company derives a substantial portion of its revenue and earnings by recognizing gains on the sale of mortgage loans through securitizations. Securitization is the process of pooling mortgage loans that the Company has originated or purchased and issuing securities backed by such mortgage loan pools. The Company generally sells the more senior classes of the securities for cash and retains one or more of the subordinated classes. In its non-agency mortgage loan securitizations, the retained subordinated classes of securities generally have a stated principal amount and earn a fixed interest rate. Management believes that it has made reasonable estimates of the market value of such retained subordinated classes of securities on its balance sheet, based on market prices for similar securities. If the mortgage loans underlying such retained securities should experience delinquencies or losses at rates greater than anticipated, the value of such securities would have to be written-down with a corresponding charge to income. In its home equity mortgage loan securitizations, the Company retains a trust interest that includes an Interest-only Residual. To value the Interest-only Residual for the balance sheet, the Company projects the expected cash flows over the life of such retained interest, using prepayment and default assumptions that market participants would use for similar financial instruments that are subject to prepayment, credit and interest rate risks. The Company then determines the present value of these cash flows using an interest rate which it believes is commensurate with the risks involved. If the Company's actual experience differs materially from the assumptions used in the determination of the present value of such retained interests, future cash flows and results of operations could be adversely affected. The Company could also be required to reduce the fair value of its retained interests on its balance sheet. To the Company's knowledge, there is currently no active market for the sale of these retained interests. No assurance can be given that the retained interests could be sold at their stated value, if at all.

INTENSE COMPETITION IN THE MORTGAGE LENDING INDUSTRY

  The Company faces intense competition, primarily from commercial banks, savings and loans and other mortgage lenders. If the Company expands into particular geographic markets, it will face competition from mortgage lenders with established positions in such markets. There can be no assurance that the Company will be able to successfully compete with these mortgage lenders. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Many of the Company's competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Many of the Company's competitors are well established in the specialty mortgage loan market and a number of others are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. Fannie Mae and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be Agency mortgage loans to include some Alternative A and subprime mortgage loans. To the extent market pricing for the Company's mortgage loan products becomes more competitive, it may be more difficult to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain profitability. There can be no assurance that the Company will be able to compete successfully in this market environment and any failure in this regard could have a material adverse effect on the Company's results of operations and financial condition.

DEPENDENCE ON WHOLESALE BROKERS FOR SUCCESSFUL OPERATIONS

  The Company depends primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders, for the origination and purchase of its wholesale mortgage loans, which constitute a significant portion of the Company's mortgage loan production. These independent mortgage brokers deal with multiple lenders for each prospective borrower. The Company competes with these lenders for the independent brokers' business on the basis of price, service, loan fees, costs and other factors. The Company's competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with the Company. The Company's future results of operations and financial condition may be vulnerable to changes in the volume and costs of its wholesale mortgage loans resulting from, among other things, competition from other lenders and purchasers of such mortgage loans.

PERMITTING UNDERWRITING EXCEPTIONS MAY ADVERSELY IMPACT RESULTS OF OPERATIONS

  On a case-by-case basis, the Company's underwriters may determine that a prospective borrower warrants an exception from its underwriting guidelines. Such exceptions may include a debt service-to-income ratio exception, a loan-to-value exception or an exception from certain documentation requirements of a particular mortgage loan program. An underwriting exception will generally be allowed if the application reflects one or more compensating factors, such as a high credit score, a low loan-to-value ratio, cash reserves, stable employment, or a particularly long length of residency in the property. Accordingly, the Company may fund mortgage loans that do not satisfy all of the criteria for a particular mortgage loan program being offered by the Company. The Company's historical experience in making such exceptions is limited and, therefore, its historical delinquency and foreclosure rates to date may not be indicative of future levels of performance. By permitting underwriting exceptions, the Company may diminish the consistency and control inherent in the strict application of underwriting guidelines. In addition, if such mortgage loans cannot be included in a planned securitization or other expected method of sale, the Company may be required to dispose of these mortgage loans at a lower price than contemplated at the time of origination.

RELIANCE UPON MORTGAGE LOAN PRODUCT DEVELOPMENT FOR SUCCESSFUL OPERATIONS

  The Company plans to expand and refine its mortgage loan products in order to maintain a variety of mortgage loan products with relatively attractive "spreads" which are (i) responsive to the needs of consumers, originating brokers and the secondary markets and (ii) available in the marketplace sooner than similar mortgage loan products offered by its competitors. There can be no assurance that the Company can continue to expand and refine its mortgage loan product mix on a timely basis and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

POTENTIAL CREDIT LOSSES ON MORTGAGE LOANS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

  The Company bears the risk of credit losses on mortgage loans held for sale and on certain retained interests in securitizations which the Company has elected or is required to hold. The Company has until recently sold its mortgage loans on a non-recourse basis. Accordingly, the Company has no significant historical experience with retention of risk of loss due to mortgage loan defaults. Potential losses can arise from many factors as summarized below:

  Real Estate Security and the Foreclosure Process. Many of the risks of mortgage lending reflect the risks of investing directly in the real estate securing the mortgage loans. In the event of a default on the underlying mortgage loan, the ultimate extent of the loss, if any, may only be determined after a foreclosure of the mortgage encumbering the property and, if the lender takes title to the property, upon liquidation of the property. Factors such as the title to the property or its physical condition (including environmental considerations) may make a third-party unwilling to purchase the property at a foreclosure sale or at a price sufficient to satisfy the obligations of the related mortgage loan. Foreclosure laws in various states may cause a protracted foreclosure process. In addition, the condition of a property may deteriorate during the period of foreclosure proceedings. Certain borrowers on underlying mortgage loans may become subject to bankruptcy proceedings, in which case the amount and timing of amounts due may be materially adversely affected. Even assuming that the underlying property provides adequate security for the mortgage loan, substantial delays could be encountered in connection with the liquidation of a defaulted mortgage loan and a corresponding delay in the receipt and reinvestment of principal and interest payments could occur.

  Adverse Real Estate Market Conditions May Affect Value of Collateral. The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by declining property values. Any material decline in property values reduces the ability of borrowers to use equity in the property to support borrowings and increases the loan-to-value ratios of mortgage loans previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions.

  Non-agency, Home Equity and Other Mortgage Loans May Have Higher Delinquency and Foreclosure Rates. Credit risks associated with non-agency, home equity and other mortgage loans may be greater than those associated with Agency mortgage loans. In originating such non-agency loans, the Company generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of the borrowers. Such non-agency loans may differ from Agency loans with respect to loan-to-value ratios, the credit and income history of the borrowers, the documentation required for approval of the borrowers, the types of properties securing the mortgage loans, mortgage loan sizes and the borrowers' occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on the non-agency categories of mortgage loans are often higher than those charged for Agency mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for these categories of mortgage loans as compared to Agency mortgage loans. Further, to the extent the Company develops mortgage loan products for lower credit quality borrowers, there may be a higher risk of delinquency and foreclosure than with mortgage loans made to high credit quality borrowers. Any failure by the Company to adequately address the higher delinquency and foreclosure rates could have a material adverse effect on the Company.

  Lack of Geographic Diversification. During the years ended December 31, 1997 and 1996, 73% and 77%, respectively, of the Company's mortgage loan originations (as measured by principal balances) were secured by property located in California. To the extent that properties underlying such mortgage loans are located in the same geographic region, such mortgage loans may be subject to a greater risk of delinquency or default in the event of adverse economic, political or business developments and natural hazard risks that may affect such region. If the region's real estate market should experience an overall decline in property values, the rates of delinquency, foreclosure, bankruptcy and loss on the mortgage loans may be expected to increase substantially, as compared to such rates in a stable or improving real estate market.

  Potential Environmental Liabilities. Certain properties securing mortgage loans may be contaminated by hazardous substances. As a result, the value of the property may be diminished. In the event that the Company is forced to foreclose on a defaulted mortgage loan on that property, the Company may be subject to environmental liabilities regardless of whether the Company was responsible for the contamination. While the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property, the Company may be required to remove those substances or sources and clean up the property at substantial expense. The Company may also be liable to tenants and users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.

QUARTERLY FLUCTUATIONS IN EARNINGS

  The Company's revenues and net earnings have fluctuated in the past and are expected to fluctuate in the future as a result of a number of factors, including the size and timing of securitizations and whole loan sales, expansion costs incurred by the Company and the volume of mortgage loan originations and purchases. If the Company were unable to securitize profitably a sufficient number of its mortgage loans in a particular quarter, or were unable to complete a sufficient number of whole loan sales, then the Company's revenues for such quarter would decline, which could result in lower earnings or a loss reported for such quarter and have a material adverse effect on the Company's results of operations, financial condition and business prospects.

INABILITY TO SUSTAIN AND MANAGE GROWTH

  Although the Company has experienced rapid and substantial growth in mortgage loan originations and total revenues in recent years, there can be no assurance that the Company can sustain these rates of growth or that it will be able to create an infrastructure or recruit and retain sufficient personnel to keep pace with a prolonged period of growth. The inability of the Company to sustain or keep pace with its rate of growth would have a material adverse effect on the Company's results of operations, financial condition and business prospects. Additionally, in light of such growth, the historical financial performance of the Company may be of limited relevance in predicting future performance.

GENERAL ECONOMIC AND FINANCIAL CONDITIONS MAY AFFECT RESULTS OF OPERATIONS

  The Company's results of operation will depend on, among other things, the level of net interest income generated by the Company's mortgage loans, the market value of such mortgage loans and the supply of and demand for such mortgage loans. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage loans, the geographic location of the properties securing the mortgage loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

LEGISLATION AND REGULATION

  The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and will be subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include, without limitation, mortgage loan origination marketing efforts, credit application and underwriting activities, maximum finance and other charges, disclosure to customers, certain rights of rescission on mortgage loans, closing and servicing mortgage loans, collection and foreclosure procedures, qualification and licensing requirements for doing business in various jurisdictions and other trade practices. Mortgage loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Activities as a lender are also subject to various federal laws. The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder, as both are amended from time to time, contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions. TILA also imposes disclosure, underwriting and documentation requirements on mortgage loans, known as "Section 32 loans," with (i) total points and fees upon origination in excess of 8% of the mortgage loan amount or (ii) an annual percentage rate 10% higher than comparably maturing U.S. treasury securities. The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from mortgage loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970, as amended, requires the lender to supply the applicant with a name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act ("RESPA") and the Debt Collection Practices Act and will be required to file an annual report with the Department of Housing and Urban Development ("HUD") pursuant to the Home Mortgage Disclosure Act ("HMDA"). The Company is also subject to the rules and regulations of, and examinations by, HUD, Fannie Mae, Freddie Mac and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. There can be no assurance that the Company will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for the Company.

  The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which the Company is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to the Company's compliance with the applicable laws and regulations. The Company may also be subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations.

ELIMINATION OF CERTAIN LENDER PAYMENTS TO BROKERS

  Class-action lawsuits have been filed against a number of mortgage lenders alleging that such lenders have violated RESPA by making certain payments to independent mortgage brokers. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers and allege that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA, and are therefore illegal. Several federal district courts construing RESPA in these cases have reached conflicting results. On January 9, 1998, in the only appellate decision addressing the issue to date, the United States Court of Appeals for the Eleventh Circuit ruled in Culpepper v. Inland Mortgage Corporation that the payment by the lender to the broker in that case constituted a prohibited referral fee under RESPA. The case was remanded to the district court for further proceedings.

  If the pending cases on lender payments to brokers are ultimately resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. The Company's broker compensation programs currently utilize such payments. Future regulatory interpretations or judicial decisions may require the Company to change its broker compensation programs or subject it to material monetary judgments or other penalties. Any such changes or penalties may have a material adverse effect on the Company's results of operations, financial condition and business prospects. See "Risk Factors-- Legislation and Regulation."

DEPENDENCE UPON KEY PERSONNEL FOR SUCCESSFUL OPERATIONS

  The Company's operations will depend heavily upon the contributions of Mr. Peter T. Paul and the Company's other executive officers, Becky S. Poisson, Gilbert J. MacQuarrie and Steven M. Abreu, each of whom would be difficult to replace. The loss of any of these individuals or of other key personnel could have a material adverse effect upon the Company's business and results of operations. See "Management--Directors and Officers."

FUTURE REVISIONS IN POLICIES AND STRATEGIES AT THE DISCRETION OF THE BOARD OF DIRECTORS

  The Company has established the operating policies and strategies set forth in this Prospectus as the operating policies and strategies of the Company. However, these policies and strategies may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of these changes may be positive or negative.

POSSIBLE LIABILITY UNDER THE TAX INDEMNIFICATION AGREEMENT

  The Company and the Existing Shareholders have entered into a tax indemnification agreement (the "Tax Agreement") relating to their respective income tax liabilities. Because the Company became fully subject to corporate income taxation after the termination of the Company's S corporation status, any reallocation of income and deductions between the period during which the Company was treated as an S corporation and the period during which the Company will be subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. The Tax Agreement generally provides that, if an adjustment is made to the taxable income of the Company for a year in which it was treated as an S corporation, the Company will indemnify the Existing Shareholders (up to an agreed maximum amount described below) against any increase in the Existing Shareholder's income tax liability (including interest and penalties and related costs and expenses) with respect to such tax year to the extent such increase results in a related decrease in the income tax liability of the Company (whether with respect to the year of the adjustment or over future years). Additionally, the Existing Shareholders will not be responsible for any portion of any deferred tax liability recorded on the balance sheet of the Company upon the termination of the S corporation status. The Company will also indemnify the Existing Shareholders for all taxes imposed upon them as the result of an indemnification payment under the Tax Agreement. In no event, however, will the Company be obligated to make indemnification payments under the Tax Agreement if such payments, together with the aggregate of prior payments, would exceed the amount of the deferred tax liability which may be recorded by the Company on the balance sheet of the Company at the time of the termination of the Company's S corporation status ($20.3 million at December 31, 1997). The Tax Agreement is not binding on the Internal Revenue Service and any payment made by the Company to the Existing Shareholders as aforesaid may be considered by the Internal Revenue Service or state taxing authorities to be non-deductible by the Company for income tax purposes. Any payment obligation of the Company under the Tax Agreement on the part of the Company, or the amount thereof, is uncertain at this time; however, any such payment may be material if an indemnification payment obligation arises.

SECURITIES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF COMMON STOCK

  Following the closing of the Company's Initial Public Offering and the exercise of the Underwriters' over-allotment option, there are 19,700,000 shares of Common Stock outstanding, of which 10,500,000 shares of Common Stock are held by current shareholders and subject to a 180-day "lock-up" period following the closing of the Initial Public Offering. These shares of Common Stock are "restricted securities" within the meaning of Rule 144 ("Rule 144") under the Securities Act. Such restricted securities will be available for resale pursuant to Rule 144 following a holding period ending one year from the date of issuance, (subject to the volume and other limitations imposed by Rule 144) and, unless held by affiliates of the Company will become unrestricted two years from the date of issuance. In addition, upon termination or waiver of the lock-up period, such restricted securities may be sold at any time through an effective registration statement. Future sales of restricted securities could have an adverse effect on the market price of the Common Stock. The holders of the currently restricted shares of Common Stock have certain registration rights with respect to such shares of Common Stock.

  As of December 31, 1997, options to purchase 518,000 shares of Common Stock were outstanding under the Company's Stock Option Plan, which will vest on various dates extending through 2001. The Company filed a Form S-8 registration statement following the closing of the Initial Public Offering to permit shares issued pursuant to the options to be sold.

POSSIBLE VOLATILITY OF STOCK PRICE

  The market price of the Common Stock may experience fluctuations unrelated to the operating performance of the Company. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the mortgage finance industry such as interest rate movements and credit quality trends.

POTENTIAL ISSUANCE OF PREFERRED STOCK

  The Company's Articles of Incorporation authorize the Board of Directors to issue shares of Preferred Stock designated in one or more classes or series. The Preferred Stock may be issued from time to time with such designations, rights and preferences as shall be determined by the Board of Directors. Preferred Stock would be available for possible future financing of, or acquisitions by, the Company and for general corporate purposes without any legal requirement that further stockholder authorization for issuance be obtained. The issuance of Preferred Stock could have the effect of making an attempt to gain control of the Company more difficult by means of a merger, tender offer, proxy contest or otherwise. The Preferred Stock, if issued, may have a preference on dividend payments which could affect the ability of the Company to make dividend distributions to the holders of Common Stock. As of the date of this Report, no shares of Preferred Stock have been issued and the Company has no plans to issue any Preferred Stock.

ITEM 2. PROPERTIES

  The principal executive and administrative offices of the Company occupy approximately 69,600 square feet of commercial office space in Larkspur, California, under three separate leases expiring on various dates in 2002 and 2003, and approximately 29,900 square feet of commercial office space in San Rafael, California, under a lease expiring in 2004. The Company leases approximately 13,000 square feet of additional space in Santa Rosa, California, for its Servicing Center under a lease expiring November 30, 1998, and an additional 50,900 square feet at various locations in connection with its branch offices, with lease terms expiring at various dates from 1998 through 2002. The Company does not own any real estate except for its interest in real estate held in the ordinary course of business (including real estate owned as a result of foreclosure).

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material litigation. Additionally, the Company's management is not aware of any pending or threatened claims against the Company that might materially adversely affect the Company's operating or financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

  The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol HDLD. The Company's Common Stock was held by approximately 7 holders of record on March 18, 1998, and the total number of beneficial shareholders holding stock through depository companies was approximately 620.

  The Company filed a Registration Statement on Form S-1 (Reg. No. 333-38267) and a Registration Statement on Form 8-A/A (Reg. No. 000-23569) for its Initial Public Offering, which Registration Statements were declared effective on February 4, 1998. Thus, there were no available sales prices of shares of common stock for 1997 or prior periods. The high and low closing sales prices of shares of the Common Stock as reported on the Nasdaq National Market composite tape for the period indicated was as follows:

FIRST QUARTER 1998

                                                                   STOCK PRICES
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
   Period from February 5, 1998 to March 25, 1998(1).............. 17 1/4 11 1/2
                                                                   ------ ------

--------
(1) The Company's Common Stock began trading on February 5, 1998. The Company does not intend to pay dividends.

RECENT SALE OF SECURITIES

  On March 5, 1998, upon exercise of the underwriters' overallotment option, the Company completed the sale of its Common Stock in an initial public offering of 5,700,000 shares at an aggregate offering price for the Company of $68,400,000. In addition, 3,500,000 shares were sold by certain selling shareholders at an aggregate offering price of $42,000,000. Underwriting fees associated with this offering aggregated $7,728,000. The principal underwriters associated with this offering were NationsBank Montgomery Securities LLC, BT Alex. Brown Incorporated and UBS Securities.

  The net proceeds to the Company of approximately $63,612,000 were first used to pay the Shareholders Distribution amount (approximately $15.1 million at December 31, 1997), and next to pay in full outstanding principal and interest on the stockholders notes beneficially owned by Peter T. Paul and Jessica M. Paul (approximately $10.6 million). The remaining net proceeds are expected to be used as follows: 50% to support increased mortgage loan origination capacity (including through geographic expansion), 45% to support securitization transactions and 5% for general corporate purposes. Pending their ultimate application, the net proceeds from the offering will be used temporarily to pay down outstanding balances under the Company's warehouse credit facilities or to invest in short-term, investment-grade, interest-bearing securities and deposit accounts.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data for the years ended December 31, 1993 through 1997 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1993        1994        1995        1996        1997
                          ----------  ----------  ----------  ----------  ----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
 Net gain on sales of
  mortgage loans........  $   26,163  $    6,131  $   12,307  $   25,599  $   53,342
 Loan administration in-
  come..................       8,027      14,737      13,427      11,120      10,078
 Gain from sale of mort-
  gage servicing
  rights................      11,438       7,449       8,836      11,083       9,420
 Production income......      14,107       6,044       3,832       5,830       9,398
 Net interest income....       1,797       2,709       1,814       5,624      12,524
 Net unrealized gain in
  valuation of retained
  interests in
  securitizations.......         --          --          --          --          668
                          ----------  ----------  ----------  ----------  ----------
 Total revenues.........      61,532      37,070      40,216      59,256      95,430
Operating Expenses:
 Personnel..............      20,363      19,610      15,515      20,545      29,835
 General and administra-
  tive..................      11,220      10,584      10,900      13,458      16,039
 Depreciation and amor-
  tization..............       1,373       2,965       3,484       2,919       2,818
 Amortization and im-
  pairment of OMSR......         --          --          958       2,093       5,813
 Occupancy and rents....       3,341       2,591       2,136       1,941       2,303
                          ----------  ----------  ----------  ----------  ----------
 Total operating ex-
  penses................      36,297      35,750      32,993      40,956      56,808
                          ----------  ----------  ----------  ----------  ----------
 Income before taxes....      25,235       1,320       7,223      18,300      38,622
 Net income.............  $   24,667  $    1,270  $    6,971  $   17,660  $   37,268
                          ==========  ==========  ==========  ==========  ==========
Pro Forma Information:
 Income before taxes....  $   25,235  $    1,320  $    7,223  $   18,300  $   38,622
 Pro forma income tax-
  es(1).................      10,599         541       3,034       7,686      16,221
 Pro forma net in-
  come(1)...............      14,636         779       4,189      10,614      22,401
 Pro forma earnings per
  share-basic(1)(2).....                                                  $     1.47
 Pro forma weighted av-
  erage number of shares
  outstanding-ba-
  sic(1)(2).............                                                      15,258
 Pro forma earnings per
  share-diluted(1)(2)...                                                  $     1.46
 Pro forma weighted av-
  erage number of
  shares-diluted(1)(2)..                                                      15,358
 Supplemental pro forma
  earnings per share-ba-
  sic(1)(2)(3)..........                                                  $     1.42
 Supplemental pro forma
  weighted average
  number of shares
  outstanding-
  basic(1)(2)(3)........                                                      16,133
 Supplemental pro forma
  earnings per share-di-
  luted(1)(2)(3)........                                                  $     1.41
 Supplemental pro forma
  weighted average num-
  ber of shares out-
  standing-
  diluted(1)(2)(3)......                                                      16,233
OPERATING DATA:
Loan Origination Volume
 (in thousands):
 Agency.................  $2,317,692  $  643,770  $  562,778  $  885,050  $  689,650
 Non-agency.............   2,310,237   1,736,830     695,253   1,137,572   2,484,650
 Home equity loans......         970      12,110      72,580     234,308     551,415
 Other..................         --       17,690      24,993      26,910      30,487
                          ----------  ----------  ----------  ----------  ----------
 Total..................  $4,628,899  $2,410,400  $1,355,604  $2,283,840  $3,756,202
                          ==========  ==========  ==========  ==========  ==========
Loan Origination Volume
 (in units):
 Agency.................      17,432       4,978       4,546       7,093       5,445
 Non-agency.............       8,608       8,212       4,380       6,068      13,400
 Home equity loans......          17         262       1,767       5,482      11,714
 Other..................         --          137         214         250         261
                          ----------  ----------  ----------  ----------  ----------
 Total..................      26,057      13,589      10,907      18,893      30,820
                          ==========  ==========  ==========  ==========  ==========
Loan Servicing Portfolio
 (at end of period)(3)..  $4,283,168  $4,779,411  $4,149,305  $4,386,814  $4,527,072
 Weighted average inter-
  est rate..............        6.94%       7.10%       7.80%       8.10%       8.44%
 Weighted average matu-
  rity (months).........         301         299         284         278         279
 Weighted average serv-
  ice fee rate..........        0.26%       0.31%       0.29%       0.29%       0.27%
 Total delinquencies in-
  cluding foreclo-
  sures(4)..............        1.73%       1.81%       1.96%       2.10%       1.91%
 Average mortgage loan
  size..................  $      162  $      164  $      152  $      128         108

                                             YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                     1993    1994     1995     1996     1997
                                   -------- ------- -------- -------- --------
                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF
 PERIOD):
Retained interests in
 securitizations.................. $    --  $   768 $    585 $ 15,128 $ 35,120
Mortgage loans held for sale,
 pledged..........................  321,536  74,623   97,088  238,172  651,080
Originated mortgage servicing
 rights, net(6)...................      --      --     7,083   20,276   26,127
Total assets......................  349,198  98,730  147,432  288,990  740,373
Warehouse and other operating
 debt.............................  307,566  76,278   91,234  241,343  636,416
Notes payable to stockholders.....      --      --       --     9,670    9,670
Total liabilities.................  322,297  79,827  121,558  259,846  673,841
Total stockholders' equity........   26,901  18,904   25,874   29,144   66,531

--------
(1) Prior to the closing of the Company's Initial Public Offering, the Company was treated as an S corporation for federal and state income tax purposes. The pro forma presentation reflects the provision for income taxes as if the Company had always been fully subject to federal and state taxes as a C corporation at the tax rates effective for the periods presented (41% for 1992 and 1994; 42% for 1993 and 1995 through 1997).
(2) Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding. The pro forma weighted average number of shares includes all options issued below the initial public offering price within one year prior to the filing of the Registration Statement for the initial public offering and is calculated using the treasury stock method in accordance with SFAS No.
    128. The pro forma weighted average number of shares also includes the effect of the assumed issuance of 1,258,334 shares of Common Stock to generate sufficient cash to pay the Shareholders Distribution Amount of $15.1 million at December 31, 1997. The issuance of Common Stock was based on the $12.00 Initial Public Offering price. Historical earnings per share is not presented because it is not indicative of the ongoing entity.
(3) Supplemental pro forma net income per share reflects further adjustment for the effect of the add back, net of tax, of interest expense recorded since July 1996, the inception of the notes, to be repaid from the proceeds of the Initial Public Offering. In that calculation, weighted average shares outstanding include the effect of the assumed issuance of 875,000 shares of Common Stock in July 1996 to retire the notes payable to stockholders and related accrued and unpaid interest ($10.5 million at December 31, 1997).
(4) The Company's mortgage loan servicing portfolio 1993 was subserviced for the Company by another servicing entity during 1993. See "Certain Relationships and Related Transactions--Notes Payable to Stockholders."
(5) Represents the mortgage loan balances past due 30 days or more (including those in foreclosure) as a percentage of the total mortgage loan servicing portfolio.
(6) At December 31, 1997, the Company's mortgage loan servicing portfolio totaled $4.5 billion of mortgage loans, including $1.8 billion for which no capitalized balance sheet value has been recorded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is primarily engaged in the origination, purchase, sale, securitization and servicing of mortgage loans secured by one- to four-family residential units. The Company's total income represents revenues derived from net gain from sales of mortgage loans, loan administration income, gain from sales of mortgage servicing rights, production income, net interest income and net unrealized gains in valuation of retained interests in securitizations. The net gain from sales of mortgage loans consists of two components: (i) gain on sale of mortgage loans sold through securitizations, which is recognized based on the sum of the selling price of the portion sold and the value of the portion retained less the carrying value of the mortgage loans sold; and (ii) net gain on mortgage loans sold through whole loan transactions, which is recognized based upon the difference between the selling price and the carrying value of the mortgage loans sold. If a whole loan is sold servicing released, the servicing release premium is included in the net gain on the sale of the mortgage loan. Loan administration income includes fees earned as servicer for mortgage loans owned by investors, net of fees paid to the subservicer. The Company recognizes gain on the sale of mortgage servicing rights which are sold separately from the mortgage loans, based upon the difference between the selling price, net of selling expenses, and the carrying value of the mortgage loan servicing rights. Production income includes fees paid to the Company by borrowers for the preparation, documentation and underwriting of mortgage loans. Net interest income consists of the net spread between interest received by the Company on its mortgage loans held for sale and interest paid by the Company under its credit facilities. It also includes interest earned on retained interests in securitizations net of interest expenses for the related investment financing.

  Prior to July 1, 1993, the Company's originated mortgage loans were arranged through its Mortgage Sources and funded by, and in the name of, First California Mortgage Company ("FCMC"), a related party of the Company. On July 1, 1993, the Company began originating mortgage loans in its own name as an authorized seller/servicer with FCMC acting as subservicer for the Company with respect to newly originated mortgage loans. By February 1994, the Company's Servicing Center became operational, and all of the servicing functions were transferred from FCMC to the Servicing Center by June 30, 1994. See "Certain Relationships and Related Transactions--Notes Payable to Stockholders."

  As of the date of this Report, the Company had 10 wholesale branches and a
                                                 --
network of approximately 5,000 mortgage brokers. In addition, the Company
                         -----
initiated its correspondent and retail lending divisions in 1994 to access new mortgage loan origination markets. These strategies were designed to expand and diversify the Company's mortgage loan origination network and decrease the Company's reliance on the California real estate market.

  The Company has experienced significant growth in the last few years, particularly since April 1, 1995. Management believes that this growth is primarily attributable to (i) its changing mortgage loan product mix, (ii) the Company's geographic expansion, (iii) the Company's further penetration into its established markets, and (iv) the Company's increased access to additional funding sources which has enabled the Company to accumulate larger pools of mortgage loans for sales through securitizations.

  In connection with its growth, the Company has continued to focus its resources on developing mortgage loan production from borrowers, brokers and correspondents by designing mortgage loan products to meet the evolving needs of these customers. Any future growth will be limited by, among other things, the Company's need for continued funding sources, access to capital markets, sensitivity to economic slowdowns, ability to attract and retain qualified personnel, fluctuations in interest rates and competition from other mortgage lenders and from new market entrants.

  The Company's primary source of mortgage loan servicing rights is from mortgage loans originated or acquired and sold by the Company. Of the Company's $4.5 billion of mortgage loans serviced at December 31, 1997, $3.8 billion were serviced for others and $0.7 billion were mortgage loans held for sale by the Company.

Of the mortgage loans serviced for others, approximately $1.4 billion were mortgage loans serviced for Fannie Mae or Freddie Mac, $2.1 billion were mortgage loans included in securities created by the Company, and $0.3 billion were mortgage loans serviced for private investors. Of the total mortgage loans serviced for others (excluding mortgage loans held for sale or investment) at December 31, 1997 and 1996, respectively, 1.7% and 1.5% were 30 days or more delinquent. As of December 31, 1997 and 1996, the Company had not purchased mortgage loan servicing rights.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

  On January 31, 1998, the Company's status as an S corporation terminated. In connection with the termination of the Company's S corporation status, the Company will distribute the Shareholders Distribution Amount. The Shareholders Distribution Amount would have been $15.1 million calculated as of December 31, 1997.

  As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. Upon termination of its S corporation status, the Company became fully subject to federal and state income taxes and recorded a deferred tax liability on its balance sheet. The amount of the deferred tax liability recorded as of the date of termination of the S corporation status depends upon timing differences between tax and book accounting relating principally to recognition of gains on sale of mortgage loans. If the S corporation status had been terminated as of December 31, 1997, the amount of the deferred tax liability recognized would have been approximately $20.3 million. The pro forma provision for income taxes in the selected consolidated financial data shows results as if the Company had always been fully subject to federal and state taxes at the tax rates effective for the periods presented.

RESULTS OF OPERATION

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Summary. The financial results for the year ended December 31, 1997 reflect not only the growth in the Company's mortgage loan originations, but also its ability to successfully securitize and market the mortgage loans in the capital markets. Refinancing activity accounted for approximately 55% and 56% of the mortgage loans originated by the Company during the years ended December 31, 1997 and 1996, respectively.

  Net income for the year ended December 31, 1997 increased $19.6 million, or 111% to $37.3 million compared to $17.7 million for the same period in the prior year. The percentage increase in net income was higher than the percentage increase in revenue due to a relatively lower increase in operating expenses for the year ended December 31, 1997 from the year ended December 31, 1996.

  Revenue. Revenue for the year ended December 31, 1997 increased $36.1 million, or 61%, to $95.4 million as compared to $59.3 million for the year ended December 31, 1996.

  Net gain from sales of mortgage loans increased $27.7 million, or 108%, to $53.3 million for the year ended December 31, 1997 compared to $25.6 million for the previous year. The increase was the result of increased mortgage loan originations and purchases as well as the corresponding increase in mortgage loans sold through securitizations and on a whole loan basis. During the year ended December 31, 1997, mortgage loan originations increased $1,472.4 million, or 64%, to $3,756.2 million compared to $2,283.8 million in 1996. Mortgage loans either sold or securitized during the year ended December 31, 1997 increased $1,161.6 million, or 55%, to $3,291.7 million from $2,130.1 million during 1996, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 1.6% and 1.2%, respectively. The increase in net gain on sale percentage is primarily due to the Company's ability to obtain improved pricing by securitizing pools of mortgage loans. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Loan administration income decreased $1.0 million, or 9%, to $10.1 million for the year ended December 31, 1997 from $11.1 million for the year ended December 31, 1996. The decrease was due primarily to a 5% decrease in the average monthly balance outstanding in the mortgage loan servicing portfolio from $4.0 billion to $3.8 billion. The decrease in the average mortgage loan servicing portfolio is primarily due to an increase of mortgage loan servicing rights sold during the year ended December 31, 1997, compared to the year ended December 31, 1996. Even though the average mortgage loan servicing portfolio decreased, the outstanding mortgage loan servicing portfolio increased to $4.5 billion at December 31, 1997 from $4.4 billion at December 31, 1996.

  The Company sold mortgage servicing rights relating to $2.0 billion and $1.0 billion of mortgage loan principal balances during the years ended December 31, 1997 and 1996, respectively, resulting in a pre-tax gain of $9.4 million and $11.0 million, respectively. These gains represent a 47 basis point and 110 basis point gain based on the outstanding principal balance of the underlying mortgage loans for the year ended December 31, 1997 and 1996, respectively. The decrease in gain is due to a lower book value related to the mortgage servicing rights sold in the prior period, as well as a decrease in the weighted average sales price to 1.13% for the year ended December 31, 1997 from 1.23% for the year ended December 31, 1996. In general, the decision to sell, buy or retain mortgage servicing rights is based upon the market for and value of mortgage servicing rights, the Company's current financial needs and objectives, including, among other things, its cash and/or capital requirements and its debt-to-equity and other financial ratios. The Company's ability to sell its mortgage servicing rights under its various mortgage loan servicing agreements with investors is generally subject to the consent of the investors. In addition, under the mortgage loan servicing provisions governing the Company's securitizations, the successor servicer is subject to prior approval of the rating agencies rating the subject securities.

  Production income increased $3.6 million, or 62%, to $9.4 million for the year ended December 31, 1997 from $5.8 million for the year ended December 31, 1996. The increase is due primarily to the 64% growth in mortgage loan originations and purchases.

  Net interest income increased $6.9 million, or 123%, to $12.5 million during the year ended December 31, 1997 from $5.6 million during 1996. The increase in net interest income was due to several factors: (i) a higher average balance of mortgage loans held for sale during the year ended December 31, 1997 than 1996; (ii) earnings on subordinate certificates retained by the Company relating to securitizations; and (iii) the Company's ability to obtain a wider spread between mortgage coupons and borrowing rates primarily relating to home equity lines of credit. These increases are offset by an additional expense of $0.6 million during the year ended December 31, 1997 relating to interest on the stockholders note payable of $9.7 million.

  Net unrealized gain in valuation of retained interests in securitizations was $0.7 million for the year ended December 31, 1997. This gain was the result of an increase in the market value of retained interests in securitizations from December 31, 1996 to December 31, 1997.

  Expenses. Operating expenses increased $15.8 million, or 39%, to $56.8 million during the year ended December 31, 1997 from $41.0 million for 1996. The increase in expense was primarily the result of additional personnel required for the greater volume of mortgage loan originations, higher operating expenses related to the increase in mortgage loan originations and an increase in amortization and impairment of originated mortgage servicing rights relating to the increase in the capitalized asset during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

  Personnel expense increased $9.3 million or 45% to $29.8 million during the year ended December 31, 1997 from $20.5 million for 1996. The increase in personnel expense was due primarily to increased staffing in the Company's mortgage loan originations area. As of December 31, 1997, the Company employed 689 people compared to 512 people at December 31, 1996, a 35% increase.

  General and administrative expenses increased $2.5 million, or 19%, to $16.0 million during the year ended December 31, 1997 from $13.5 million for in 1996. The increase in general and administrative expenses is due primarily to expenses incurred in connection with the increase in loan originations, and includes such items as office supplies, telephone, computers and postage.

  Amortization and impairment of originated mortgage loan servicing rights increased $3.7 million, or 176%, to $5.8 million for the year ended December 31, 1997, as compared to $2.1 million for the year ended December 31, 1996. The increase in amortization and impairment of originated mortgage loan servicing rights was due to an increase in the related asset.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Summary. The financial results for the year ended December 31, 1996 principally reflect the growth in the Company's mortgage loan originations. The total volume of mortgage loans originated increased $0.9 billion or 64% to $2.3 billion for 1996 compared to $1.4 billion in 1995. This increase reflects both the expansion of the Company's mortgage loan origination network and the market for its specialized mortgage loan products. During 1996, refinancing activity accounted for approximately 56% of the mortgage loans originated by the Company compared to approximately 55% during 1995.

  Net income for the year ended December 31, 1996 increased $10.7 million, or 153%, to $17.7 million as compared to $7.0 million for the prior year. The percentage increase in net income was higher than the percentage increase in revenue due to a relatively lower increase in operating expenses from 1995 to 1996.

  Revenue. Revenue for the year ended December 31, 1996 increased $19.1 million, or 48%, to $59.3 million as compared to $40.2 million for the same period in 1995.

  Net gain from sales of mortgage loans increased $13.3 million or 108% to $25.6 million for the year ended December 31, 1996 as compared to $12.3 million for the previous year. The increase was attributable to the following factors: (i) an increase in the volume of mortgage loans sold of $0.8 million or 62% to $2.1 million, as compared to mortgage loans sold of $1.3 million during 1995; and (ii) the Company's ability to obtain improved pricing by securitizing pools of mortgage loans as compared to whole loan sales.

  Loan administration income for the year ended December 31, 1996 decreased $2.3 million or 17% to $11.1 million as compared to $13.4 million for the previous year. The change resulted from a 12% decrease in the average balance outstanding in the mortgage loan servicing portfolio for the year ended December 31, 1996 from the year ended December 31, 1995, and a decrease in the average principal balance per loan during the same period. See "Business-- Mortgage Loan Servicing."

  The Company sold mortgage servicing rights relating to $1.0 billion of mortgage loan balances during 1996, resulting in a pre-tax gain of $11.1 million. The Company sold mortgage loan servicing rights relating to $0.9 billion of mortgage loan principal balances in the previous year, resulting in a pre-tax gain of $8.8 million.

  Production income increased $2.0 million or 53% to $5.8 million for the year ended December 31, 1996 from $3.8 million for the previous year, due to the growth in mortgage loan origination volume.

  Net interest income increased $3.8 million or 211% to $5.6 million for the year ended December 31, 1996 from $1.8 million in the prior year. This increase is primarily attributable to the increase in average mortgage loans outstanding, as well as improved borrowing rates obtained by the Company.

  Expenses. Operating expenses increased $8.0 million or 24% to $41.0 million for the year ended December 31, 1996 from $33.0 million in 1995. This increase resulted from growth in the Company's base operations primarily in personnel, and from costs incurred by the Company for the negotiation and resolution of all prior business activity with affiliates (the "Settlement Agreement"). See "Certain Relationships and Related Transactions--Notes Payable to Stockholders."

  Personnel expenses increased $5.0 million or 32% to $20.5 million for the year ended December 31, 1996 as compared to $15.5 million in 1995. This increase was attributable to a 27% increase in the number of employees to 512 at December 31, 1996 from 403 at the end of 1995. This increase was primarily necessary to support the growth in the Company's mortgage loan origination sale and servicing businesses.

  General and administrative expense increased $2.6 million or 24% to $13.5 million for 1996, as compared to $10.9 million for 1995. The increase was primarily the result of the increase in mortgage loan originations and costs relating to the Settlement Agreement between the Company and its affiliates, including telephone, legal, computer services and miscellaneous expenses.

  Occupancy expense decreased $0.2 million or 10% to $1.9 million for the year ended December 31, 1996 as compared to $2.1 million for 1995. This decrease is the result of costs incurred during 1995 related to branches which were closed in 1994.

  Depreciation and amortization expense decreased $0.6 million or 17% to $2.9 million for the year ended December 31, 1996 as compared to $3.5 million for the same period in 1995. This decrease resulted from a 21% decrease in property, equipment and leasehold improvements.

FINANCIAL POSITION

 December 31, 1997 Compared to December 31, 1996

  The balance of mortgage loans held for sale is affected by the timing of securitizations and whole loan sales. Mortgage loans held for sale increased $412.8 million, or 173%, to $651.0 million at December 31, 1997 from $238.2 million at December 31, 1996. The increase in mortgage loans held for sale resulted primarily from mortgage loan originations and purchases of $3,756.2 million during the year ended December 31, 1997, partially offset by sales into securities of $1,751.8 million, whole loan sales of $1,539.9 million and unused HELOC credit line capacity of $33.1 million.

  Borrowings under warehouse lines of credit increased $395.1 million, or 164%, to $636.4 million at December 31, 1997 from $241.3 million at December 31, 1996, reflecting the mortgage loan origination, purchase and sale activity described above. The percentage increase in the borrowings under warehouse lines of credit was less than the percentage increase in the mortgage loans held for sale due to a combination of the Company's investment in the mortgage loans held for sale and the repayment of the $12.0 million balance outstanding under the servicing secured line of credit during the year ended December 31, 1997.

  Retained interests in securitizations increased $20.0 million, or 132%, to $35.1 million at December 31, 1997 from $15.1 million at December 31, 1996. The increase is due to six factors: (i) the Company retained subordinate tranches in the seven securitizations it effected during 1997 with an estimated market value of $23.6 million; (ii) the transferor interest in the asset-backed securitization effected by the Company in December 1996 increased by $1.9 million in the form of overcollateralization created as a result of the excess cash flows of the security; (iii) the Company recorded an unrealized gain of $0.7 million in the aggregate market value relating to the retained interests it holds; (iv) the Company's reduction in its non-subordinated net interest in an asset-backed security of $0.9 million; (v) the sale of certain retained interests with a net book value at sale of $4.7 million; and (vi) principal payments received of $0.6 million.

  Accounts receivable increased $5.6 million, or 74%, to $13.2 million at December 31, 1997 from $7.6 million at December 31, 1996. The increase resulted primarily from an increase in servicing advances of $1.6 million or 35%, an increase in accrued interest receivable of $1.5 million or 136%, and an increase of servicing sale proceeds receivable of $1.7 million. The increase in servicing advances was due to a decrease in borrowers who made monthly payments in advance, which offset the borrowers with delinquent payments, as well as servicing advances required at the close of the Company's HELOC security during the year ended December 31, 1997. The increase in accrued interest receivable was primarily due to the increase in mortgage loans held for sale. The increase in servicing sale proceeds receivable was due to the timing of payments received on bulk servicing sales in the last two quarters of 1997, compared to no servicing sales in the last two quarters of 1996.

  Accounts payable increased $13.2 million or 300% to $17.6 million at December 31, 1997 from $4.4 million at December 31, 1996. The increase resulted primarily from capital leases entered into by the Company relating to fixed asset purchases of $5.5 million, and an increase in interest payable on warehouse lines of $1.5 million. Accounts payable also increased due to $0.6 million in interest owed on the subordinated debt, a $0.8 million increase of unpaid expenses related to the bulk servicing sales as well as a general increase due to the Company's increased mortgage loan production.

  Originated mortgage servicing rights increased $5.8 million, or 29%, to $26.1 million at December 31, 1997 from $20.3 million at December 31, 1996. The increase in originated mortgage servicing rights resulted from the sale of mortgage loans with servicing rights retained with a relative fair value of $23.0 million during the year ended December 31, 1997, partially offset by amortization and impairment recorded of $5.8 million and capitalized servicing sold with a net book value of $11.3 million.

  Property, equipment and leasehold improvements, net, increased $4.7 million, or 157%, to $7.7 million at December 31, 1997 from $3.0 million at December 31, 1996. As a result of the Company's ongoing commitment to modern technology, this growth reflects the purchase of upgraded computer equipment of $5.5 million, upgraded office equipment of $1.8 million and additional furniture of $0.2 million. These increases were offset by depreciation and amortization of $2.8 million.

  Accrued liabilities increased $5.8 million, or 132%, to $10.2 million at December 31, 1997 from $4.4 million at December 31, 1996. The increase was primarily due to the following factors: (i) deferred revenue was recorded by the Company in the amount of $2.6 million in connection with the building of the asset-backed security's overcollateralization as described above; (ii) the contingency reserve increased $1.4 million as a result of the Company recording a provision for contingencies of $3.6 million and sustaining actual losses of $2.2 million; and (iii) miscellaneous accrued liabilities increased $1.8 million.

  Stockholders' equity increased $37.4 million, or 129%, to $66.5 million at December 31, 1997 from $29.1 million at December 31, 1996, due to net income for the year ended December 31, 1997 of $37.3 million, and additional paid in capital relating to stock options granted of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements include the funding or payment of: (i) mortgage loan originations and purchases; (ii) investments and overcollateralization requirements in connection with its securitization program; (iii) fees and expenses incurred in connection with securitizations;
(iv) advances of delinquent principal and interest payments and escrow balances required to be made as a mortgage loan servicer; and (v) ongoing administrative and other operating expenses.

  The Company must be able to sell mortgage loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase mortgage loans. As a result of increased loan originations and purchases as well as an increase in its securitization program, the Company during 1995, 1996, and 1997, used cash of approximately $12.0 million, $147.0 million, and $386.7 million, respectively.

  The Company utilizes short-term warehouse facilities and repurchase agreements to fund mortgage loan originations and purchases. Increased loan production resulted in cash provided by financing activities of $40.0 million, $120.4 million, and $395.2 million during 1995, 1996, and 1997, respectively.

  In October 1993, the Company entered into a mortgage loan warehousing agreement (the "Warehouse Facility"). Under the terms of the Warehouse Facility, the Company has available a $230 million warehouse line of credit secured by the mortgage loans the Company originates or purchases. The facility extends through November 4, 1999. The Company is required to comply with various operating and financial covenants in the

Warehouse Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the facility, (ii) selling any asset other than in the ordinary course of business, and (iii) maximum debt and distributions allowed. Such covenants also contain requirements for
(i) minimum net worth and mortgage loan servicing portfolio balances, and (ii) maximum leverage ratios. The Company's Warehouse Facility also restricts the Company's ability to pay dividends. At December 31, 1997, the outstanding balance under the Warehouse Facility was $195.7 million.

  In addition to the Warehouse Facility, the Company makes regular use of certain uncommitted lines of credit, short-term credit facilities and purchase and sale agreements (such as repurchase or "gestation" agreements) provided by major investment banks and a major corporation. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loans in inventory, reducing interest costs and permitting greater origination volumes.

  The Company currently has three uncommitted whole loan repurchase agreements with major investment banks. Under the terms of these agreements, the Company may pledge mortgage loans originated or purchased to obtain additional liquidity while mortgage loans are held until securitization or are sold through whole loan sales. Amounts outstanding under these agreements at December 31, 1997 were $174.5 million, $238.6 million, and $21.3 million.

  In addition, the Company has entered into an uncommitted mortgage loan purchase and sale agreement with a major investment bank. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to the investment bank with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans.

  The last of the Company's warehousing facilities is a $15.0 million warehouse line of credit with a major corporation. This agreement expires on October 31, 1998. At December 31, 1997, the Company had $1.5 million outstanding under this facility.

  In addition to these financing sources, the Company also has various repurchase agreements with major investment banks which are collateralized by certificates reflecting retained interests in securitizations effected by the Company. At December 31, 1997, the Company had $4.8 million outstanding under these agreements.

  The Company used cash of $0.9 million, $2.1 million, and $7.5 million for the purchase of property, equipment and leasehold improvements during 1995, 1996, and 1997, respectively. The increase during 1997 represents upgrades to computer equipment, office equipment and the purchase of additional furniture. The Company has entered into various capital leases to fund a substantial amount of these purchases.

  The Company also has a $3.0 million operating line of credit from a group of commercial banks who are also lenders in the Warehouse Facility. This operating line of credit is secured by certain servicing contracts of the Company and is limited by the amount of servicing pledged as security. This operating line of credit, which has a conversion option to a term loan, is renewable from time to time and expires on November 4, 1998. At December 31, 1997, the Company had no outstanding balance under this line of credit.

  The Company is required to comply with various operating and financial covenants as provided in the agreements as described above, the most restrictive of which are those relating to the Warehouse Facility as described above.

  The Company relies on securitizations and whole loan sales to generate cash proceeds for repayment of its warehouse facilities and to create availability to purchase additional mortgage loans. Further, gains on sales from the Company's securitizations represent a significant portion of the Company's revenue. Several factors affect the Company's ability to complete securitizations of its mortgage loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, and the credit quality of the

Company's portfolio of mortgage loans. If the Company were unable to securitize profitably a sufficient number of its mortgage loans in a particular reporting period, then the Company's revenues for such period would decline which could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase the Company's interest rate risk by increasing the warehousing period for its mortgage loans.

  The Company endeavors to effect timely and consistent public securitizations of its mortgage loan pools. However, market and other considerations affect the timing of such transactions. Any delay in the sale of a pool of mortgage loans beyond a quarter-end would postpone the recognition of gain related to such mortgage loans and would likely result in lower income or a loss for such quarter being reported by the Company.

  The Company believes that the Company's current warehousing and other credit facilities will adequately fund the Company's mortgage banking operations. The liquidity needs of the Company arise in operating its mortgage banking operations, not only to meet operating expenses but also for its contractual obligation as a mortgage servicer. As a mortgage servicer, the Company is required to make advances to investors when a borrower is delinquent in meeting its payment obligations under a particular mortgage loan. Although most of these advances are recaptured either when the borrower becomes current or through a foreclosure proceeding, the uncertainty as to when an advance will be necessary requires the Company to maintain adequate liquidity.

  There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

CERTAIN ACCOUNTING CONSIDERATIONS

 Retained Interests in Securitizations

  The Company derives a substantial portion of its income by recognizing gain on sale of mortgage loans sold through securitizations, which is partially represented by the subordinate certificates and interest-only residual interests that the Company retains. In the non-agency securitizations, the Company sells mortgage loans that it has originated or purchased to a trust for a cash purchase price and the subordinate certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing senior interests in the trust. Following the securitizations, the purchasers of the pass-through certificates receive their respective allocations of the principal collected and the investor pass-through interest rate on the principal balance.

  In home equity mortgage loan securitizations, the Company sells mortgage loans that it has originated or purchased to a trust in return for a cash purchase price and the interest-only residual interest. The Company also retains a portion of the principal interest in the trust as a subordinate credit enhancement for the senior certificate or note holders. The Company receives its proportionate share of interest collected from borrowers relating to the principal interest it retains, but receives principal distributions only to the extent that the principal balance of the Company's interest exceeds the minimum subordination requirements of the trust. In addition to the distributions the Company receives relating to its principal interest, the Company receives the excess of the interest rate payable by an obligor on a mortgage loan over the interest rate passed through to the purchasers of the notes or certificates with respect to the interest-only residual interests, as well as the Company's normal servicing fee and other recurring fees.

  The subordinate and residual interests which are capitalized on the Company's balance sheet are reduced as cash distributions are received. The subordinate and interests-only residual interests are accounted for as trading securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and, as such, they are recorded at their fair value. Changes in fair value are reflected in the statement of operations. Fair value of the subordinate certificates is determined based on market prices for similar securities, and the fair value of the interest-only residual interests is determined based on various economic factors, including considerations of mortgage loan type, size, date of origination, interest rate, term, collateral value and geographic location. Higher than anticipated rates of mortgage loan prepayments or losses would require the Company to write down the fair value of the interest-only residual interests, adversely impacting earnings. Similarly, if delinquencies, or losses were greater than was initially assumed, the fair value of the residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred.

 SFAS No. 91

  In December 1986, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." SFAS No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or a group of loans.

  Under SFAS No. 91, direct loan origination costs, net of loan origination fees, are recognized as a reduction of the loan's yield over the earlier of the life of the related loan or the sale of the loan. In effect, SFAS No. 91 requires that origination fees be offset by their related direct loan costs and that net deferred fees be recognized over the earlier of the life of the loan or the sale of the loan, whether the loan is sold through securitization or on a whole loan basis.

  Subsequent to the second quarter of 1996, the Company generally sold mortgage loans through securitization on a bimonthly basis and, as such, carried a larger inventory of mortgage loans on its books from quarter to quarter and from year to year, which resulted in SFAS No. 91 adjustments being made during those periods. The Company contemplates that in the future it will sell substantially all of its mortgage loan originations and purchases on a bimonthly basis primarily through securitizations and, to a lesser extent, on a whole loan basis.

 SFAS No. 122

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65 "Accounting for Certain Banking Activities." Effective January 1, 1995, the Company adopted SFAS No. 122. Because SFAS No. 122 prohibits retroactive application to years prior to adoption thereof, the Company's historical financial results for periods prior to 1995 have not been restated and, accordingly, are not directly comparable to the financial results for 1995 and thereafter. Mortgage servicing rights retained by the Company relating to loans originated prior to 1995 remain as an "off-balance sheet" asset and the net income produced by this asset is recognized over the life of the mortgage loans in the form of servicing income or at the time the servicing rights are sold.

  SFAS No. 122 requires mortgage banking entities to recognize as a separate asset the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Mortgage banking entities that acquire or originate mortgage loans and subsequently sell or securitize those mortgage loans and retain the mortgage loan servicing rights are required to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost to service loans. The cost allocated to these servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income. As a result of the adoption of SFAS No. 122, the Company recognizes greater revenues at the time a mortgage loan is sold and smaller revenues during the period such loan is serviced. To this end, adoption of SFAS No. 122 resulted in additional income recorded as net gain from sales of mortgage loans of approximately $16.3 million and $8.0 million during the years ended 1996 and 1995, respectively. Additionally, as the amount of uncapitalized mortgage servicing rights decreases, the Company's ability to obtain significant gains from sales of mortgage servicing rights also decreases.

  SFAS No. 122 also requires impairment evaluations of all amounts capitalized as servicing rights, based upon the fair value of the underlying mortgage loan servicing rights. The Company periodically performs these evaluations on a disaggregated basis for the predominant risk characteristics of the underlying mortgage loans, including loan type and interest rate. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the mortgage loan servicing rights, adversely impacting earnings.

  A key component of the Company's ongoing business strategy is the retention of its originated servicing as financial and operational considerations allow. The Company, however, may sell some of its servicing on a "bulk" or "flow" basis to generate current earnings and cash flow, depending upon circumstances. As a consequence, the Company's owned mortgage loan servicing portfolio at December 31, 1997 consisted of servicing rights to mortgage loans with an aggregate outstanding principal balance of $4.5 billion, including $1.8 billion for which no capitalized balance sheet value has been recorded. During 1996 and 1995, the Company sold mortgage loan servicing rights with aggregate principal balances of $1.0 billion and $0.9 billion, respectively, and for gains of 111 and 98 basis points, respectively. The prices at which mortgage loan servicing rights may be sold vary over time according to prevailing interest and prepayment rates among other factors. Accordingly, there can be no assurance of a continued market for mortgage loan servicing rights at prices received by the Company in the past. Moreover, mortgage loan servicing rights sold by the Company have generally related to Agency mortgage loans recently originated by the Company, and such servicing rights may, during certain interest rate environments, have relatively higher market values than non-agency or more seasoned mortgage loans in the Company's mortgage loan servicing portfolio.

 SFAS No. 125

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which superceded SFAS No. 122. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interest in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. SFAS No. 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishment of liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively.

  In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Statement defers for one year the effective date of SFAS No. 125 relating to certain transactions such as repurchase agreements and securities lending.

 Other Recent Accounting Pronouncements

  In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS No. 128 as of December 31, 1997.

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 became effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has complied with SFAS No. 129.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 shall be effective for fiscal years beginning after December 15, 1997, and the Company will comply with SFAS No. 130 beginning in 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 shall be effective for fiscal years beginning after December 15, 1997, and the Company will comply with SFAS No. 131 beginning in 1998.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an Amendment of FASB Statements No. 87, 88, and 106". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 shall be effective for fiscal years beginning after December 15, 1997, and the Company will comply with SFAS No. 131 beginning in 1998.

YEAR 2000

  During the year ended December 31, 1997, the Company addressed issues related to required changes in computer systems for the year 2000. Issues arise because some computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, these computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

  Based on its current evaluation, the Company believes that, by December 31, 1998, substantially all issues related to Year 2000 will be addressed, either by programming changes to the Company's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of year 2000 compliant hardware and software. Management believes there is no material risk that the Company will fail to address year 2000 issues in a timely manner. It is currently expected that costs related to Year 2000 will be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company and the related notes, together with the Independent Auditor's Report thereon, are set forth on pages F-3 through F-21 of this Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company and their positions are as follows:

NAME                                                       POSITION
----                                                       --------
Peter T. Paul........... President, Chief Executive Officer and Director
Becky S. Poisson........ Executive Vice President--Operations and Director
Gilbert J. MacQuarrie... Executive Vice President, Chief Financial Officer and Secretary and Director
Steven M. Abreu......... Executive Vice President, Production and Secondary Marketing and Director

 Directors and Executive Officers

  Peter T. Paul, age 54, has been President, founder and major stockholder of the Company since it began operations in 1986. He also holds the position of Chief Executive Officer. Prior to founding the Company, he was Vice President of United Century Mortgage in California and was responsible for wholesale mortgage lending in several western states. From 1977 to 1980, Mr. Paul was Executive Vice President and director of Lindsey & Co. in charge of all its mortgage banking activities. Mr. Paul's substantial experience in the secondary mortgage market includes positions in the Secondary Mortgage Marketing Departments for Ticor and IMI, mortgage insurance companies, and as a GNMA salesman for Weeden & Co. Mr. Paul received a B.A. degree in business administration from the University of New Hampshire in 1967 and was awarded an M.B.A. degree from Boston University in 1971. Mr. Paul has 25 years experience in the mortgage banking industry and is a Director of the California Mortgage Bankers Association.

  Becky S. Poisson, age 47, is Executive Vice President, Operations of the Company and has served in such capacity since January of 1994. From 1992 through 1993, Ms. Poisson was Senior Vice President, Operations. She oversees the day-to-day operations of the Company's underwriting, funding, branch operations, mortgage loan delivery, information services, servicing and Quality Assurance Department. Prior to joining the Company, Ms. Poisson was Vice President of Operations at Bank of San Francisco. From 1988 to 1990, Ms. Poisson was Vice President--Regional Underwriting Manager of Security Pacific National Bank, and from 1986 to 1988 she was Vice President of Asset Management of Unified Mortgage Company. From 1984 to 1986, Ms. Poisson was Vice President of Loan Acquisitions/Sales for Farmers' Savings Bank, and from 1974 to 1984, Ms. Poisson was responsible for all closing operations for Lindsey and Company, Inc. Ms. Poisson received a B.A. degree from the University of Wisconsin in 1971. Ms. Poisson has 23 years experience in the banking and mortgage banking industries.

  Gilbert J. MacQuarrie, age 43, is Executive Vice President, Chief Financial Officer and Secretary of the Company and has served in such capacities since 1997. From 1994 to 1997, Mr. MacQuarrie served as Senior Vice President, Chief Financial Officer and Secretary, and from 1987 to 1994 he served in both capacities of Controller and Assistant Controller of the Company. As head of the Company's Corporate Finance Group, Mr. MacQuarrie is responsible for accounting, treasury, finance and human resources. Mr. MacQuarrie received a B.A. degree from Sonoma State University and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

  Steven M. Abreu, age 33, is Executive Vice President, Production and Secondary Marketing of the Company and has served in such capacity since 1997. Mr. Abreu has been elected to serve as a director of the Company effective upon the pricing of the Offering. Mr. Abreu served as Senior Vice President, Production and Secondary Marketing since 1994 and 1996, respectively. He is responsible for all of the Company's production offices, national expansion and secondary marketing activities. Mr. Abreu served as Assistant Vice President of Secondary Marketing from 1988 to 1992. Prior to rejoining Headlands in 1994, Mr. Abreu was Vice President and Institutional Mortgage Bond Salesman for Donaldson, Lufkin & Jenrette. Mr. Abreu has a B.S. degree from the University of San Francisco.

 Additional Directors

  The Company elected three additional directors effective upon the pricing of the Company's Initial Public Offering on February 4, 1998. Such directors are "outside directors." An "outside director" is a director who is not (i) an employee of the Company, (ii) a 5% stockholder of the Company, (iii) a director, officer or general partner of a 5% stockholder of the Company, or
(iv) a director, officer or general partner of a general partner of a 5% stockholder of the Company.

  Mark L. Korell, age 50, was elected to serve as a director of the Company effective upon the pricing of the Company's Initial Public Offering. Mr. Korell is president and chief executive officer of Industrywide Mortgage Exchange ("IMX"), San Ramon, California, a recently formed software company which facilitates mortgage loan sales between loan originators and mortgage lenders. From 1995 to 1997, Mr. Korell served as group president and chief executive officer of Norwest Mortgage, Inc., Des Moines, Iowa, a nationwide mortgage lender and mortgage loan servicer. From 1993 to 1995, Mr. Korell served as president and chief executive officer of GMAC Mortgage Group, Minneapolis, Minnesota, and from 1986 to 1993, as president and chief executive officer of Residential Funding Corp., Minneapolis, Minnesota. Mr. Korell has a B.S. degree from the University of Wisconsin (Madison) and an M.B.A. degree from Stanford Business School.

  Leonard Auerbach, age 51, was elected to serve as a director of the Company effective upon the pricing of the Company's Initial Public Offering. Mr. Auerbach is president of L, B, A and C, Inc., Orinda, California, which offers consulting services to mortgage lenders. From 1989 to 1997, Mr. Auerbach and L, B, A and C, Inc. served as general partners in Tuttle & Co., which offered consulting services in connection with the management of residential mortgage loan origination pipeline risk. Since 1987, Mr. Auerbach has served as a trustee of the Robertson Stephens Investment Trust, San Francisco, California, an investment trust of twelve publicly traded mutual funds. Mr. Auerbach has a Ph.D. degree from the University of California (Berkeley).

  Mark E. Lachtman, age 54, was elected to serve as a director of the Company effective upon the pricing of the Company's Initial Public Offering. Mr. Lachtman is president of First Capital Group, Inc., San Rafael, California, a mortgage brokerage company that he founded in 1983. He previously served as director of production for Fair, Isaac & Co., San Rafael, California, from 1978 to 1982. He is a founding director and currently treasurer of the California Association of Mortgage Brokers, North Bay Chapter. Mr. Lachtman has a B.A. degree from the University of California (Berkeley) and a Ph.D. degree from the University of Maryland.

COMMITTEES OF THE BOARD

  Audit Committee. The Company established an Audit Committee effective upon the pricing of the Company's Initial Public Offering composed of Messrs. Korell, Auerbach, Lachtman and MacQuarrie and Ms. Poisson. The Audit Committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls.

  Compensation Committee. The Company established a Compensation Committee effective upon the pricing of the Company's Initial Public Offering composed of the three outside directors. The Compensation Committee will determine the compensation of the Company's executive officers and administer the Company's stock option plan.

ITEM 11. EXECUTIVE COMPENSATION

  Management of the Company receives annual base salaries. Mr. Paul, Ms. Poisson, Mr. MacQuarrie and Mr. Abreu currently receive base salaries of $90,000, $120,000, $120,000 and $120,000, respectively. The base salaries may be raised at the discretion of the Compensation Committee. In addition, the Board of Directors has established a bonus incentive compensation plan for executive officers of the Company. This program permits the Board of Directors, in their discretion, to award cash bonuses annually to executive officers of the Company.

  The following Summary Compensation Table sets forth information concerning compensation earned in the years ended December 31, 1995, 1996 and 1997 by the Company's Chief Executive Officer and its three other executive officers serving at the end of the last completed fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                              LONG-TERM
                                                             COMPENSATION
                                                                AWARDS
                                         ANNUAL COMPENSATION  SECURITIES
                                         -------------------  UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION         YEAR SALARY($) BONUS($)   OPTIONS(#)  COMPENSATION($)
---------------------------         ---- --------- --------- ------------ ---------------
Peter T. Paul.....................  1997 $  90,000 $ 510,287       --           --
President and Chief Executive       1996    90,000   510,750       --           --
Officer                             1995    90,000     8,000       --           --
Becky S. Poisson..................  1997 $ 113,000 $ 100,000    70,000          --
Executive Vice President,           1996    94,000    30,000       --           --
Operations                          1995    82,520    35,459       --           --
Gilbert J. MacQuarrie.............  1997 $ 113,000 $ 100,000    70,000          --
Executive Vice President,           1996    94,000    30,000       --           --
Chief Financial Officer and         1995    82,000    29,479       --           --
Secretary                                                                       --
Steven M. Abreu...................  1997 $ 117,800 $ 100,000    70,000          --
Executive Vice President,           1996   100,800    30,000       --           --
Production and                      1995   104,800       --        --           --
Secondary Marketing

 Option Grants

  The following table sets forth information concerning stock options granted during the 1997 fiscal year to each of the executive officers, adjusted to give effect to the stock split. Each of the stock options to purchase Common Stock of the Company becomes exercisable as follows: 25% in July 1998 and 25% in each year thereafter.


                                             INDIVIDUAL GRANTS                        VALUE AT ASSUMED
                         ---------------------------------------------------------     ANNUAL RATES OF
                           NUMBER OF    % OF TOTAL                                       STOCK PRICE
                          SECURITIES   OPTIONS/SARS                                     APPRECIATION
                          UNDERLYING    GRANTED TO                                     FOR OPTION TERM
                         OPTIONS/SARS  EMPLOYEES IN     EXERCISE OR     EXPIRATION -----------------------
NAME                     GRANTED(#)(1) FISCAL YEAR  BASE PRICE($/SH)(2)    DATE    0%($)  5%($)    10%($)
----                     ------------- ------------ ------------------- ---------- ----- -------- --------
Peter T. Paul...........       --           --               --              --     --        --       --
Becky S. Poisson........    70,000        13.51%           $4.06         7/22/07    --   $178,500 $452,900
Gilbert J. MacQuarrie...    70,000        13.51             4.06         7/22/07    --    178,500  452,900
Steven M. Abreu.........    70,000        13.51             4.06         7/22/07    --    178,500  452,900

                   OPTION/SAR GRANTS IN CURRENT FISCAL YEAR
--------
(1) All options were granted without related divided equivalent rights
    ("DERs.")
(2) Estimated fair market value on the date of grant, as determined by independent third party appraisal.

 Option Exercises and Fiscal Year End Values

  The following table sets forth certain information with respect to the value of the options as of December 31, 1997 held by the named executive officers, adjusted to give effect to the stock split.

                         FISCAL YEAR END OPTION VALUE

                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED         IN-THE-MONEY
                                   OPTIONS AS OF             OPTIONS AS OF
                                 DECEMBER 31, 1997       DECEMBER 31, 1997(1)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
Peter T. Paul...............     --           --           --           --
Becky S. Poisson............     --         70,000         --        $555,800
Gilbert J. MacQuarrie.......     --         70,000         --         555,800
Steven M. Abreu.............     --         70,000         --         555,800

--------
(1) The dollar amounts set forth represent the difference between the initial public offering price of $12.00 per share and the exercise price of the options, multiplied by the applicable number of shares underlying the options.

COMPENSATION OF DIRECTORS

  Outside directors receive automatic stock options pursuant to the Company's Stock Option Plan. Upon pricing of the Initial Public Offering, each outside director was granted options to purchase 10,000 shares of Common Stock at the initial public offering price. None of the directors of the Company has received any separate compensation for service on the Board of Directors or on any committee thereof. The Company pays outside directors $10,000 per year. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company will receive separate compensation for services rendered as a director.

EMPLOYMENT AGREEMENTS

  The Company entered into employment agreements with Mr. Paul, Ms. Poisson, Mr. MacQuarrie and Mr. Abreu. Each agreement provides for a term through December 31, 1999 and will be automatically extended for an additional year at the end of each year of the agreement, unless either party provides a prescribed prior written notice to the contrary. Each agreement provides for an annual base salary and for participation by the subject officer in the bonus incentive compensation plan. Each employment agreement provides for the subject officer to receive his or her base salary and bonus compensation to the date of the termination of employment by reason of death, disability or resignation and to receive base compensation to the date of the termination of employment by reason of a termination of employment for cause as defined in the agreement. Each employment agreement also provides for the subject officer to receive, in the event that the Company terminates the subject officer's employment without cause, or if the subject officer resigns for "good reason" (as defined in the agreement, including the occurrence of a "Change of Control" of the Company as defined in the agreement), an amount equal to two times the combined salary and bonus for the last fiscal year. Section 280G of the Code may limit the deductibility of such payments by the Company for federal income tax purposes. Each employment agreement also contains a "non-compete" provision prohibiting the subject officer from competing with the Company for a period of one year following termination of employment following the Company's termination of the subject officer without cause or resignation of the subject officer for "good reason" (including a "Change of Control"). In addition, all outstanding options and Awards granted to the subject officer under the Stock Option Plan shall immediately vest upon his or her termination without cause or termination for "good reason" (including upon a "Change of Control"). "Change of Control" for purposes of the agreements would include a merger or consolidation of the Company, a sale of all or substantially all of the assets of the Company, changes in the identity of a majority of the members of the Board of Directors of the Company (other than due to the death, disability or age of a director) or acquisitions of more than 25% of the Company's capital stock, subject to certain limitations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The following table sets forth certain information known to the Company with
respect to beneficial ownership of the Company's Common Stock as of March   ,
1998, each person known to the Company to beneficially own more than five percent of the Company's Common Stock.

                                                          SHARES BENEFICIALLY
                                                              OWNED AS OF
                                                             MARCH   , 1998
                                                          -----------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER     PERCENT
   ------------------------------------                   ------------ ----------
   Paul Family Group
   1100 Larkspur Landing Circle, Suite 101
   Larkspur, California 94939
     Peter T. Paul(1)(2)................................    10,500,000    53.3%
     Jessica M. Paul(3).................................     1,680,000     8.5%
     Daniel W. Paul(3)..................................       840,000     4.3%
     Gilbert J. MacQuarrie(3)...........................       840,000     4.3%
     Paul Family Group (exclusive of the Voting Trust)..     8,400,000    42.6%
   Hart Family Group
   100 Larkspur Landing Circle, Suite 110
   Larkspur, California 94939
     Dennis M. Hart.....................................     1,400,000     7.1%
     Katherine E. Hart..................................       700,000     3.6%
     Hart Family Group..................................     2,100,000    10.7%

--------
(1) Pursuant to a Voting Trust Agreement dated September 15, 1997, all of the outstanding shares of Common Stock of the Company have been transferred to Mr. Peter T. Paul, as Voting Trustee, 1100 Larkspur Landing Circle, Suite 101, Larkspur, California 94939, with certain voting and investment powers. The Voting Trust Agreement will terminate on September 30, 2000.
(2) Peter T. Paul beneficially owns, through a living trust, 6,720,000 shares of Common Stock of the Company.
(3) Jessica M. Paul, daughter of Peter T. Paul, beneficially owns 1,680,000 shares of Common Stock of the Company held in two trusts for her benefit. Daniel W. Paul, her uncle, and Gilbert J. MacQuarrie, the Company's Executive Vice President, Chief Financial Officer and Secretary, each serve as a trustee for one of those trusts, with sole voting and investment power with respect to the trust assets.

SECURITY OWNERSHIP BY DIRECTORS AND MANAGEMENT

  The following table sets forth certain information known to the Company with
respect to beneficial ownership of the Company's Common Stock as of March   ,
1998, by (i) each director, (ii) the Company's executive officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                         SHARES BENEFICIALLY
                                                             OWNED AS OF
                                                            MARCH   , 1998
                                                         -----------------------
   NAME OF BENEFICIAL OWNER                                NUMBER     PERCENT
   ------------------------                              ------------ ----------
   Peter T. Paul(1).....................................   10,500,000    53.3%
   Becky Poisson........................................            0     --
   Gilbert J. MacQuarrie(2).............................      840,000     4.3%
   Steve Abreu..........................................            0     --
   Directors and executive officers as a group (7 per-
    sons)...............................................   11,340,000    50.5%

--------
(1) See footnotes (1) and (2) to previous table.
(2) See footnote (3) to previous table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTES PAYABLE TO STOCKHOLDERS

  The Company was incorporated in California and commenced its mortgage banking business in 1986. From inception of operations, the Company conducted certain of its business activities through a contractual arrangement with First California Mortgage Company ("FCMC"). This arrangement was embodied in an Agency Agreement dated December 11, 1992 (the "Agency Agreement").

  In 1993, the Company took steps to conduct all of its business activities independently of FCMC through its own personnel and facilities in order to facilitate the full implementation of its business strategy. In particular, the Company entered into a Warehouse Facility in 1993 to enable it to fund its own originations. Additionally, the Company commenced a transfer of servicing rights from the FCMC servicing center to the Company's Servicing Center which was substantially completed in 1994.

  Following completion of the steps described above permitting the Company to operate independently of FCMC, a number of disputes arose between the Company, FCMC and its successor in interest, Mortgage Service America Co. ("MSA"). At approximately the same time, litigation ensued between Peter T. Paul ("PTP") and Dennis M. Hart ("DMH") and between the Company and DMH in which the Company and PTP alleged that loans previously made to DMH by the Company and PTP were due and owing. These disputes and the litigation were resolved pursuant to two settlement agreements (the "Settlement Agreements") which were finalized in July 1996.

  The FCMC and Headlands Settlement and Mutual Release Agreement resolved the dispute between the Company and FCMC over the amounts and rights related to certain inter-company receivables and payables, and the Headlands Shareholders Settlement and Mutual Release Agreement resolved the disputes arising between PTP, DMH and the Company.

  Among the conditions of settlement, PTP agreed to make a loan to the Company, the repayment of which would be subordinated to the lenders under the warehouse lines of credit as required by such lenders. At the closing, PTP and his daughter, Jessica M. Paul ("JMP") made loans to the Company pursuant to unsecured promissory notes. At December 31, 1997, the principal amount of the notes totaled $9,670,000 and interest expense on the notes was $0.9 million during 1997. The notes bore interest at a variable rate equal to LIBOR for one-year deposits, plus 5.0%. At December 31, 1997, the accrued and unpaid interest was $0.9 million. The notes mature on June 29, 2000, but were repaid in full from the proceeds of the Initial Public Offering.

TERMINATION OF S CORPORATION STATUS AND TAX INDEMNIFICATION AGREEMENT

  From inception of operations, the Company elected to be treated for federal income tax purposes as an S corporation under Subchapter S of the Code, and as an S corporation for certain state corporate income tax purposes under certain comparable state laws. As a result, the Company's historical earnings have been taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company (except for certain state taxes). On January 31, 1998 the Company's S corporation status was terminated and the Company became fully subject to federal and state income taxes. At that time, the Company recorded a deferred tax liability on its balance sheet, the amount of which represents timing differences between tax and book accounting relating principally to recognition of gains on sales of mortgage loans. If the S corporation status had been terminated as of December 31, 1997, the amount of the deferred tax liability recognized would have been approximately $20.3 million.

  Since inception, the Company has made distributions to its shareholders of a portion of the Company's income to permit the shareholders to pay their taxes on such income. The aggregate amount of distributions to shareholders, however, has been less than the aggregate amount of taxable income of the Company during this period. The amount of this previously earned and undistributed taxable income (including estimated taxable income up to January 31, 1998, with provision for adjustment based on final numbers) (the "Shareholders Distribution Amount") will be distributed to the Existing Shareholders out of the net proceeds of the Initial Public Offering. The Shareholders Distribution Amount as of December 31, 1997 would have been approximately $15.1 million.

  The Company and the Existing Shareholders have entered into a tax indemnification agreement (the "Tax Agreement") relating to their respective income tax liabilities. Because the Company will be fully subject to corporate income taxation after the termination of the Company's S corporation status, any reallocation of income and deductions between the period during which the Company was treated as an S corporation and the period during which the Company will be subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Accordingly, the Tax Agreement is intended to assure that taxes are borne either by the Company or the Existing Shareholders to the extent that such parties received the related income. The Tax Agreement generally provides that, if an adjustment is made to the taxable income of the Company for a year in which it was treated as an S corporation, each party will indemnify the other against any increase in the indemnified party's income tax liability (including interest and penalties and related costs and expenses) with respect to such tax year to the extent such increase results in a related decrease in the income tax liability of the indemnifying party (whether with respect to the year of the adjustment or over future years). However, the Tax Agreement specifically provides that the Existing Shareholders will not be responsible for any portion of any deferred tax liability recorded on the balance sheet of the Company upon termination of the S corporation status. The Company will also indemnify the Existing Shareholders for all taxes imposed upon them as the result of an indemnification payment under the Tax Agreement. In no event, however, will the Company be obligated to make indemnification payments under the Tax Agreement if such payments, together with the aggregate of prior payments, would exceed the amount of the deferred tax liability which may be recorded by the Company on the balance sheet of the Company at the time of the termination of the Company's S corporation status. Any payment made by the Company to the Existing Shareholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or state taxing authorities to be non-deductible by the Company for income tax purposes. Neither parties' obligations under the Tax Agreement are secured, and, as such, there can be no assurance that the Existing Shareholders or the Company will have funds available to make any payments which may become due under the Tax Agreement.

OTHER BUSINESS TRANSACTIONS WITH MANAGEMENT

  The Company had accounts receivable from Headlands Insurance Agency of $118,000 and $56,000 at December 31, 1997 and 1996, respectively. The Company had accounts payable due from Marin Conveyancing Corp. of $56,000 at December 31, 1997 and accounts receivable of $58,000 at December 31, 1996. The Company provided administrative services to these related parties, and received fees (included in production income) of $270,000 and $240,000 during the years ended December 31, 1997 and 1996, respectively.

OTHER BUSINESS TRANSACTIONS WITH DIRECTORS

  Leonard B. Auerbach, who become a director of the Company on February 4, 1998, was a general partner of Tuttle & Co. from April 1989 until July 1997. During 1997, the Company paid Tuttle & Co. for various hedging and other advisory services a total of $472,426.00.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents files as part of this report:

    (1) Financial Statements

    (2) Schedules to Financial:

      All financial statements schedules not included have been omitted because they are either inapplicable or the applicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

    (3) Exhibits:

     EXHIBIT
     NUMBER  EXHIBIT
     ------- -------
     3.1*    Composite Articles of Incorporation of the Registrant
     3.2*    Amended and Restated Bylaws of the Registrant
     4.1*    Specimen common Stock Certificate
     9.1*    Voting Trust Agreement dated September 15, 1997, as amended
     10.1.1* Employment Agreement of Peter T. Paul
     10.1.2* Employment Agreement of Becky S. Poisson
     10.1.3* Employment Agreement of Gilbert J. MacQuarrie
     10.1.4* Employment Agreement of Steven M. Abreu
     10.2*   1997 Executive and Non-Employee Director Stock Option Plan dated
             July 22, 1997
     10.3*   Description of Bonus Incentive Compensation Plan
     10.4*   Amended and Restated Mortgage Loan Warehousing Agreement, dated as of August 29, 1997, among the Registrant and the Lenders therein named, as amended
     10.4.1* Second Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.4.2* Third Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.4.3  Fourth Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.5*   Amended and Restated Servicing Secured Credit Agreement, dated as of August 29, 1997, among the Registrant and the Lender named therein, as amended
     10.5.1* Second Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.5.2* Third Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.5.3  Fourth Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.6*   Master Repurchase Agreement dated as of September 11, 1996, among
             Merrill Lynch Mortgager Capital, Inc., Merrill Lynch Credit
             Corporation and the Registrant, as amended
     10.7*   Tax Indemnification Agreement among the Registrant and the
             Registrant's shareholders prior to termination of S corporation status
     10.8*   Founders Registration Rights Agreement
     11.1    Statement regarding computation of per share earnings
     21.1*   List of Subsidiaries of the Registrant
     23      Consent of KPMG Peat Marwick LLP
     27      Financial Data Schedule

--------
*Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1 (333-38267) filed by the Registrant with the Securities and Exchange Commission on October 24, 1997.

                             INDEX OF DEFINED TERMS

                                                                            PAGE
                                                                            ----
Change of Control..........................................................  48
Company....................................................................   3
DERs.......................................................................  46
DMH........................................................................  49
ECOA.......................................................................  27
FASB.......................................................................  41
FCMC.......................................................................  33
Hart Family Group..........................................................  48
Headlands..................................................................   3
HELOC......................................................................   4
HMDA.......................................................................  27
HMSI.......................................................................  13
HUD........................................................................  27
Interest-only Residual.....................................................  13
JMP........................................................................  51
Jumbos.....................................................................   4
Locked pipeline loan.......................................................  21
Mortgage Sources...........................................................   4
MSA........................................................................  49
Non-agency mortgage loans..................................................  21
Paul Family Group..........................................................  48
Principal Amount...........................................................  13
PTP........................................................................  49
QAD........................................................................  12
RESPA......................................................................  27
Settlement Agreement.......................................................  36
SFAS.......................................................................  41
Shareholders Distribution Amount...........................................  52
Tax Agreement..............................................................  52
TILA.......................................................................  26
Warehouse Facility.........................................................  19

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
HEADLANDS MORTGAGE COMPANY

  Independent Auditors' Report............................................ F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1996 ........... F-3

  Consolidated Statements of Operations for the Years Ended December 31,
   1997, 1996 and 1995 ................................................... F-4

  Consolidated Statements of Stockholders' Equity for the Years Ended De-
   cember 31, 1997, 1996, and 1995 ....................................... F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1996 and 1995 ................................................... F-6

  Notes to Consolidated Financial Statements.............................. F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Headlands Mortgage Company:

  We have audited the accompanying consolidated balance sheets of Headlands Mortgage Company and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Headlands Mortgage Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

                                                          KPMG Peat Marwick LLP

San Francisco, California
February 13, 1998

                           HEADLANDS MORTGAGE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                  -------------------------
                                                      1997         1996
                                                  ------------ ------------
                     ASSETS
                     ------
Cash and cash equivalents........................ $  4,322,701 $  2,701,332
Retained interests in securitizations............   35,119,658   15,128,487
Accounts receivable..............................   13,166,574    7,558,494
Accounts receivable from related parties.........       61,539      119,513
Mortgage loans held for sale, pledged............  651,080,189  238,171,841
Originated mortgage servicing rights, net........   26,127,391   20,275,593
Property, equipment and leasehold improvements,
 net.............................................    7,715,431    3,016,423
Mortgage loans held for investment, net..........      824,307      692,816
Real estate owned, net...........................      118,772      880,462
Other assets.....................................    1,836,021      445,510
                                                  ------------ ------------
    TOTAL ASSETS................................. $740,372,583 $288,990,471
                                                  ============ ============
                 LIABILITIES AND
                 ---------------
               STOCKHOLDERS' EQUITY
               --------------------
Notes payable.................................... $636,415,929 $241,343,055
Notes payable to stockholders....................    9,670,000    9,670,000
Accounts payable.................................   17,558,962    4,390,082
Accrued liabilities..............................   10,196,453    4,443,093
                                                  ------------ ------------
    Total liabilities............................  673,841,344  259,846,230
                                                  ------------ ------------
Commitments and contingencies
Stockholders' equity:
  Common Stock (no par value; 14,700,000 shares
   authorized, 14,000,000 shares issued and
   outstanding)..................................        1,000        1,000
  Additional paid-in-capital-stock options.......      118,585          --
  Retained earnings..............................   66,411,654   29,143,241
                                                  ------------ ------------
    Total stockholders' equity...................   66,531,239   29,144,241
                                                  ------------ ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY... $740,372,583 $288,990,471
                                                  ============ ============


          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
INCOME:
  Net gain from sales of mortgage loans.... $53,341,884 $25,598,792 $12,307,023
  Loan administration income...............  10,078,066  11,119,880  13,426,817
  Gain from sale of mortgage servicing
   rights..................................   9,420,066  11,083,549   8,836,293
  Production income........................   9,398,190   5,830,170   3,831,938
  Interest income, net of interest ex-
   pense...................................  12,524,096   5,624,446   1,813,858
  Net unrealized gain in valuation of re-
   tained interests in securitizations.....     667,979         --          --
                                            ----------- ----------- -----------
    Total income ..........................  95,430,281  59,256,837  40,215,929
EXPENSES:
  Personnel................................  29,835,335  20,545,181  15,514,731
  General and administrative...............  16,039,293  13,458,281  10,899,708
  Occupancy and rents......................   2,302,872   1,940,920   2,136,050
  Depreciation and amortization of
   property, equipment and leasehold
   improvements............................   2,817,587   2,919,314   3,483,647
  Amortization and impairment of originated
   mortgage servicing rights...............   5,812,857   2,093,037     958,372
                                            ----------- ----------- -----------
    Total expenses.........................  56,807,944  40,956,733  32,992,508
                                            ----------- ----------- -----------
    Income before income taxes.............  38,622,337  18,300,104   7,223,421
    Income taxes...........................   1,353,924     640,504     252,820
                                            ----------- ----------- -----------
    Net Income............................. $37,268,413 $17,659,600 $ 6,970,601
                                            =========== =========== ===========
PRO FORMA INFORMATION
 (UNAUDITED):
  Income before income taxes and pro forma
   data.................................... $38,622,337 $18,300,104 $ 7,223,421
  Provision for pro forma
   income taxes (unaudited)................  16,221,382   7,686,044   3,033,837
                                            ----------- ----------- -----------
    Pro forma net income (unaudited)....... $22,400,955 $10,614,060 $ 4,189,584
                                            =========== =========== ===========
    Pro forma earnings per share--Basic
     (unaudited)........................... $      1.47
                                            ===========
    Pro forma earnings per share--Diluted
     (unaudited)........................... $      1.46
                                            ===========
    Supplemental pro forma earnings per
     share--Basic
     (unaudited)........................... $      1.42
                                            ===========
    Supplemental pro forma earnings per
     share--Diluted
     (unaudited)........................... $      1.41
                                            ===========

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   ADDITIONAL PAID-                     TOTAL
                          COMMON      IN-CAPITAL       RETAINED     STOCKHOLDERS'
                           STOCK    STOCK OPTIONS      EARNINGS        EQUITY
                          -------  ----------------  ------------   -------------
Balances at December 31,
 1994...................  $ 1,000               --   $ 18,902,520   $ 18,903,520
Net income..............      --                --      6,970,601      6,970,601
                          -------     ---------      ------------   ------------
Balances at December 31,
 1995...................    1,000               --     25,873,121     25,874,121
Net income..............      --                --     17,659,600     17,659,600
Distribution to stock-
 holders................      --                --    (14,389,480)   (14,389,480)
                          -------     ---------      ------------   ------------
Balances at December 31,
 1996...................    1,000               --     29,143,241     29,144,241
Net income..............      --                --     37,268,413     37,268,413
Stock option contribu-
 tion to capital........      --           $118,585           --         118,585
                          -------         ---------  ------------   ------------
Balances at December 31,
 1997...................   $1,000          $118,585   $66,411,654    $66,531,239
                          =======         =========  ============   ============




          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FOR THE YEAR ENDED
                                                DECEMBER 31,
                               ------------------------------------------------
                                    1997            1996             1995
                               --------------  ---------------  ---------------
Cash flows from operating ac-
 tivities:
 Net income..................  $   37,268,413  $    17,659,600  $     6,970,601
 Adjustments to reconcile net
  income to net cash used in
  operating activities:
  Depreciation and
   amortization of property,
   equipment and leasehold
   improvements..............       2,817,587        2,919,314        3,483,647
  Amortization and
   impairment of originated
   mortgage servicing
   rights....................       5,812,857        2,093,037          958,372
  Compensation from stock
   options...................         118,585               --               --
  Gain from sale of mortgage
   servicing rights..........      (9,420,066)     (11,083,549)      (8,836,293)
  Net gain from sales of
   mortgage loans............     (53,341,884)     (25,598,792)     (12,307,023)
  Net (purchase of) proceeds
   from retained interests
   in securitizations........   (19,991,171)       (14,543,330)         183,181
  (Increase) decrease in ac-
   counts receivable.........      (5,608,080)      (5,675,635)       5,406,134
  Decrease (increase) in ac-
   counts receivable from
   related parties...........          57,974        3,421,760         (768,143)
  Mortgage loans originat-
   ed........................  (3,756,201,958)  (2,283,839,831)  (1,355,603,902)
  Proceeds from sale of
   mortgage loans............   3,211,218,543    2,146,944,916    1,342,791,085
  Principal payments re-
   ceived and Heloc undrawn
   availability on mortgage
   loans held for sale.......     190,041,795       22,643,693        3,362,146
  Decrease (increase) in de-
   ferred costs, net of
   fees......................      (4,624,844)      (1,233,435)        (707,571)
  Origination of mortgage
   servicing rights
   retained..................     (22,975,958)     (16,251,858)      (8,041,643)
  Proceeds from sale of
   mortgage servicing
   rights....................      20,731,369       12,050,048        8,836,293
  (Increase) decrease in
   other assets..............      (1,390,511)         (50,557)         539,825
  Increase (decrease) in ac-
   counts payable............      13,168,880        2,240,034          728,685
  Increase (decrease) in ac-
   crued liabilities.........       5,753,360        1,268,598        1,047,544
                               --------------  ---------------  ---------------
    Net cash used in
     operating activities....    (386,565,109)    (147,035,987)     (11,957,062)
Net cash provided by (used
 in) investing activities:
 Decrease (increase) in note
  receivable from
  stockholder................             --         1,365,389          (68,482)
 Purchase of property,
  equipment and leasehold
  improvements...............      (7,516,595)      (2,107,883)        (899,306)
 Net proceeds from sale of
  mortgage loans held for
  investment.................        (131,491)         382,462          710,294
 Net proceeds from sale
  (purchase of) real estate
  owned......................         761,690          824,987         (794,560)
                               --------------  ---------------  ---------------
    Net cash (used in)
     provided by in investing
     activities..............      (6,886,396)         464,955       (1,052,054)
Net cash provided by financ-
 ing activities:
 Borrowing on the warehouse
  line.......................   5,486,404,593    2,350,158,333    1,328,821,487
 Payments on the warehouse
  line.......................  (5,093,838,177)  (2,202,308,567)  (1,313,866,251)
 Net proceeds from notes
  payable....................       2,506,458        2,259,765              --
 (Repayment of) proceeds
  from line of credit with
  bank.......................             --       (25,000,000)      25,000,000
 Proceeds from note payable
  to stockholders............             --         9,670,000              --
 Distributions to stockhold-
  ers........................             --       (14,389,480)             --
                               --------------  ---------------  ---------------
    Net cash provided by
     financing activities....     395,072,874      120,390,051       39,955,236
                               --------------  ---------------  ---------------
Net increase (decrease) in
 cash........................       1,621,369      (26,180,981)      26,946,120
Cash and cash equivalents be-
 ginning of year.............       2,701,332       28,882,313        1,936,193
                               --------------  ---------------  ---------------
Cash and cash equivalents end
 of year.....................  $    4,322,701  $     2,701,332  $    28,882,313
                               ==============  ===============  ===============
Supplemental disclosures of
 cash flow information:
 Cash paid for interest......  $   30,351,536  $    11,946,721  $     4,513,602
 Cash paid for income tax-
  es.........................         576,600           54,552              800

          See accompanying notes to consolidated financial statements.

                          HEADLANDS MORTGAGE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

  Headlands Mortgage Company (the "Company") is a closely-held S corporation which was organized in 1981. The Company is a full service mortgage banking business, which consists of the origination, acquisition, sale and servicing of residential mortgage loans secured by one-to four-unit family residences, and the purchase and sale of mortgage servicing rights.

  The Company is headquartered in Northern California, and has production branches in California, Washington, Oregon, Nevada, Florida, New Jersey, Idaho, and Arizona. Loans are originated primarily on a wholesale basis, through a network of independent mortgage loan brokers approved by the Company. Other loan origination sources include correspondent and retail lending. The market for the Company's mortgage banking operations is predominantly California and the western United States.

  The consolidated financial statements include Headlands Mortgage Company ("HMC"), and its subsidiary Headlands Mortgage L.L.C. ("HMLLC") for the year ended December 31, 1996, and additionally HMLLC's successor Headlands Mortgage Securities Inc. ("HMSI") for the year ended December 31, 1997. The activity of the subsidiaries is related to the Company's securitizations. All material intercompany balances and transactions have been eliminated.

  In 1996, the Company diversified its residential mortgage loan sales activities to include the securitization of such loans into Real Estate Mortgage Investment Conduits ("REMICs") and Asset-Backed Securities ("ABS"). The REMICs, which consist of pooled fixed-rate first-lien mortgages, were issued by the Company to the public through the registration statement of the related underwriter during 1996, and through the registration statement of HMSI during 1997. The ABS, which consist of revolving home equity loans and closed-end second mortgages, were issued by the Company through HMLLC and the registration statement of the related underwriter in 1996, and through the registration statement of HMSI during 1997.

  The Company operates a loan servicing center which it opened in January 1994. The Company's source of servicing is from mortgage loans it has originated and sold.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents, including restricted cash and cash equivalents in the amount of $2,053,613 and $1,621,985 at December 31, 1997 and 1996, respectively.

 (b) Mortgage Loans Held for Sale

  Mortgage loans held for sale consist of residential mortgage loans and home equity lines of credit. Residential mortgage loans have contractual maturities of up to 30 years, and home equity lines of credit have contractual maturities of up to 25 years. The real property of the borrower is pledged as collateral under either loan type. Mortgage loans held for sale are stated at the lower of cost or aggregate market value.

  The cost of a mortgage loan held for sale is the outstanding principal balance of the mortgage loan decreased by fees or discounts collected and increased by fees and certain direct costs of origination. Fees and costs incurred net of discounts collected are deferred and recognized as adjustments to gain or loss when the related loans are sold.

                          HEADLANDS MORTGAGE COMPANY

  The Company sells mortgage-backed and asset-backed securities through forward delivery contracts. Such forward delivery contracts that have not been completed at the end of an accounting period are used to determine the market value of unsold loans. The Company also enters into commitments with private and institutional investors. The market value of loans relating to such commitments are determined by the outstanding commitments from investors or current investor yield requirements. The fees paid for commitments are recognized over the term of the commitment or as the commitment is filled.

  Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loans sold, net of commitment fees paid. Such sales ordinarily provide for a pass-through yield to the investor and a yield retained by the Company for servicing. For mortgage loan sales other than pursuant to securitizations, the yield retained for servicing has not exceeded in material respect contractually specified servicing fees or adequate servicing compensation and hence no excess servicing value has been recognized. If the mortgage loans are sold with the servicing rights released to the purchaser, the Company reflects the difference between the value paid by the investor for the servicing rights and the carrying value of such servicing rights in net gain from sales of mortgage loans. If the mortgage loans are sold with the servicing rights retained by the Company, the Company determines the relative fair value of the servicing rights and includes such amount in the calculation of net gain from sales of mortgage loans.

 (c) Originated Mortgage Servicing Rights

  Originated mortgage servicing rights are stated at the lower of amortized relative fair value or market value as determined by quoted market prices for similar assets. The Company stratifies originated mortgage servicing rights based on the loan type and note rate of the underlying loans. It is the policy of the Company to amortize originated mortgage servicing rights in proportion to and over the period of estimated net servicing income. To achieve this, the Company computes amortization on a loan by loan basis using a cash flow model. This method allocates the amortization expense over the servicing life of each loan in the servicing portfolio in proportion to the corresponding net servicing income. Valuation adjustments are charged to impairment expense on an aggregate stratum basis.

  The Company recognizes gain or loss from the sale of mortgage servicing rights when control of the mortgage servicing rights has transferred to the purchaser. The gain recognized reflects the difference between the carrying value of the servicing rights sold and the proceeds from sale, net of selling expenses.

                          HEADLANDS MORTGAGE COMPANY

 (d) Retained Interests in Securitizations

  Retained interests in securitizations consist of subordinate certificates in REMICs and ABS which were issued by the Company. All of the Company's securities are classified as trading and stated at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

  The Company pools mortgage loans that it has originated or purchased and issues securities. The Company generally sells the more senior classes of the securities for cash and retains one or more of the subordinated classes.

  The subordinate classes of the REMIC securities consist of classes with less than an AAA rating due to reduced credit enhancement. Theses classes generally have a stated principal amount and earn a fixed interest rate. Management believes that it has made reasonable estimates of the market value of the subordinated interests of market securities on its balance sheet, based on market prices for similar securities.

  In an asset-backed securitization, the Company retains as an investment a subordinate principal interest and the interest-only residual interest created as a result of such securitization. A significant portion of the Company's total income is recognized as net gain on sale of mortgage loans, which partially represents the present value of the interest-only residual interests and mortgage servicing rights. The Company recognizes such net gain on sale of mortgage loans in the period in which such loans are sold, although cash is received by the Company over the life of the loans. Management believes that it has made reasonable estimates of the present value of the interest-only residual interests of the home equity loan securities on its balance sheet. The Company projects the expected cash flows over the life of the retained interests, using prepayment and annual loss assumptions (approximately 40% and 0.5%, respectively) that market participants would use for similar financial instruments that are subject to prepayment, credit and interest rate risks. The Company then determines the present value of these cash flows using a 15% discount rate, a rate which it believes is commensurate with the risks involved.

 (e) Mortgage Loans held for Investment

  Mortgage loans held for investment are stated at the lower of cost or aggregate fair value.

 (f) Real Estate Owned

  Real estate owned includes property acquired through foreclosure or deed taken in lieu of foreclosure. The properties are predominantly located in California, and are carried at the lower of cost or fair value less estimated selling expenses.

 (g) Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization.

  Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

 (h) Fannie Mae Stock

  The Company is the owner of record of Fannie Mae shares in excess of the minimum requirement. The Fannie Mae shares are held in accordance with the Fannie Mae servicing agreement, and are included in other assets in the accompanying consolidated financial statements.

                          HEADLANDS MORTGAGE COMPANY

 (i) Financial Statement Presentation

  The Company prepares its consolidated financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as follows:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1997          1996
                                                    ------------  -------------
       Current assets.............................. $703,194,905  $ 263,560,678
       Current liabilities......................... (655,912,554)  (249,395,038)
                                                    ------------  -------------
       Net working capital......................... $ 47,282,351  $  14,165,640
                                                    ============  =============

 (j) Loan Administration Income

  Loan administration income represents fees earned as master servicer for residential mortgage loans owned by investors. The fees are calculated based on a contractual percentage of the outstanding principal balances of the loans serviced, and recognized when collected. Loan Administration income also includes ancillary fees collected in conjunction with the servicing operation.

 (k) Production Income

  Production income consists of fees paid to the Company by borrowers for the preparation, documentation and underwriting of loans. These fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, the deferred fees are recognized as production income and deferred costs are recognized in the applicable expense classification.

 (l) Income Taxes

  The Company has elected for both Federal and State income tax purposes to be treated as an S corporation. Consequently, the net earnings of the Company are taxed directly to the stockholders, rather than the Company. The Company, however, was required to pay California Franchise tax on taxable income at a rate of 3.5% for 1995 through 1997.

  Income taxes are based on an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences in reporting income and expense for tax and financial reporting purposes. The primary temporary differences relating to Company operations stem from the recognition of additional net gain on sales of mortgage loans required under SFAS No. 122 and SFAS No. 125, and the tax treatment of the Company's loan securitizations.

 (m) Earnings per share

  On December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share." This Statement provides guidance for determining basic and diluted earnings per share (EPS). Under SFAS No. 128, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that shared in earnings.

 (n) Reclassifications

  Certain reclassifications were made to the prior balances to conform with the current presentation.

                          HEADLANDS MORTGAGE COMPANY

 (p) Use of Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on the balance sheets at December 31, 1997 and 1996 and the statements of operations for each of the years in the three year period ended December 31, 1997. Actual results could differ significantly from those estimates.

 (q) Adoption of New Accounting Pronouncement

  On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 supersedes SFAS 76, 77 and 122, while amending both SFAS 65 and 115. SFAS 125 is to be applied prospectively, however, portions of SFAS 125 were deferred under SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" until January 1, 1998. Earlier implementation is not permitted.

  Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability.

  SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like trading securities. This assessment is required for financial assets held on or acquired after January 1, 1997.

3. MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale included net deferred fees and costs, and consisted of the following at:

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
      Mortgage loans................................. $536,520,290 $217,297,135
      Home equity lines of credit....................  107,800,278   18,739,929
      Deferred costs, net of fees....................    6,759,621    2,134,777
                                                      ------------ ------------
                                                      $651,080,189 $238,171,841
                                                      ============ ============

                          HEADLANDS MORTGAGE COMPANY

4. ORIGINATED MORTGAGE SERVICING RIGHTS

  Originated mortgage servicing rights (OMSR) consist of the following:

                                         ACCUMULATED  IMPAIRMENT       NET
                               OMSR      AMORTIZATION  ALLOWANCE      OMSR
                            -----------  ------------ -----------  -----------
Balance at December 31,
 1994.....................  $       --    $     --    $       --   $       --
Current year additions....    8,041,643     (32,985)     (925,387)   7,083,271
Write-downs due to prepay-
 ments....................     (706,316)        --        706,316          --
                            -----------   ---------   -----------  -----------
Balance at December 31,
 1995.....................  $ 7,335,327   $ (32,985)  $  (219,071) $ 7,083,271
Current year additions....   16,251,858    (225,794)   (1,867,243)  14,158,821
Servicing sold............   (1,021,175)     12,638        42,038     (966,499)
Write-downs due to prepay-
 ments....................     (286,354)        --        286,354          --
                            -----------   ---------   -----------  -----------
Balance at December 31,
 1996.....................  $22,279,656   $(246,141)  $(1,757,922) $20,275,593
Current year additions....   22,975,958    (403,857)   (5,409,000)  17,163,101
Servicing sold............  (11,806,387)    125,418       369,666  (11,311,303)
Write-downs due to prepay-
 ments....................   (5,618,849)    126,059     5,492,790          --
                            -----------   ---------   -----------  -----------
Balance at December 31,
 1997.....................  $27,830,378   $(398,521)  $(1,304,466) $26,127,391
                            ===========   =========   ===========  ===========

  The capitalized mortgage servicing rights were reported at fair value at December 31, 1997 and 1996, which was lower than amortized relative fair value at the time of loan sale. The fair value was estimated based on prepayment speeds consistent with those published by various Wall Street securities dealers for securities with similar characteristics to those in the Company's portfolio, delinquency rates consistent with other California concentrated portfolios, and estimated escrow, principal, interest and payoff float.

  The unpaid principal balance of mortgage loans for which the Company has capitalized mortgage servicing rights was approximately $2,738 million, and $2,017 million at December 31, 1997 and 1996, respectively. The Company held off-balance sheet originated mortgage servicing rights with an estimated fair value of approximately $17.9 million, and $22.9 million at December 31, 1997 and 1996, respectively. These estimated fair values may not represent actual amounts that would be realized upon any sale or liquidation of the asset.

5. RETAINED INTERESTS IN SECURITIZATIONS

  Retained interests in securitizations consist of assets generated by the Company's loan securitizations. These assets were as follows at:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
      REMIC subordinate certificates................... $ 6,310,052 $ 3,953,659
      ABS Interest-only residual interest..............  18,831,600   7,689,529
      ABS principal interest...........................   6,422,286   2,563,177
      ABS overcollateralization........................   3,555,720     922,122
                                                        ----------- -----------
                                                        $35,119,658 $15,128,487
                                                        =========== ===========

  The Company classifies REMIC and ABS securities as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and carries them as current assets at market value.

  The Company is contractually bound by the Headlands Home Equity Loan (HHEL) ABS Trust to retain it's principal interest and overcollateralization. While the Company can sell these certificates, it would be considered a "Rapid Amortization Event" under the terms of the trust, and would trigger rapid amortization of the trust senior certificates.

                          HEADLANDS MORTGAGE COMPANY

  The interest-only residual interest is recorded as a result of the Company's securitization of home equity lines of credit through the HHEL trust. The Company is subject to certain recourse provisions in connection with its securitization and presents its obligation under these provisions as a reduction in the carrying value of the asset. The Company estimates future cash flows from this interest-only residual interest and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser. The interest-only residual interest is recorded as a trading security at fair value. To the Company's knowledge, there is no active market for the sale of this interest-only residual interest.

  The fair value of the interest-only residual interest is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) the contracted servicing fee, (3) expected losses to be incurred on the portfolio of loans sold over the lives of the loans, (4) overcollateralization and (5) fees payable to the trustee and the monoline insurer. Prepayment assumptions used in the present value computation are based on market prepayment rates for similar loans, and approximate 40%.

  The cash flows expected to be received by the Company are discounted at 15%, an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only residual certificate will be adjusted quarterly with corresponding adjustments made to earnings in that period.

  The Company provided an initial overcollateralization on the security sold and builds overcollateralization from the excess cash flows. The overcollateralization reduces the certificate balance of the securities sold by the amount required by the monoline insurer. The current amount of such overcollateralization built through cash flows is recorded by the Company as part of retained interests in securitizations, and earns a market rate of interest.

6. MORTGAGE LOANS HELD FOR INVESTMENT

  During the normal course of business, the Company is required from time to time to repurchase certain loans from investors. Mortgage loans held for investment consisted of residential real estate mortgage loans at December 31, 1997 and 1996. All properties are located in the state of California. Interest rates on these mortgage loans are at variable and fixed rates which range from 7.25% to 12.00% at December 31, 1997, and from 6.94% to 8.88% at December 31,
1996. The maturities range from 11 months to 28 years at December 31, 1997, and from 1 year to 26 years at December 31, 1996.

7. REAL ESTATE OWNED

  Real estate owned, net, consists of the following at:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1997       1996
                                                           --------  ----------
      Residential real estate at cost..................... $165,463  $  932,717
      Less valuation allowance:
        Balance at beginning of year......................  (52,255)   (545,151)
        Additions to allowance............................ (164,016)   (645,279)
        Deductions related to real estate sold............  169,580   1,138,175
                                                           --------  ----------
      Real estate owned, net.............................. $118,772  $  880,462
                                                           ========  ==========

                           HEADLANDS MORTGAGE COMPANY

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Property, equipment and leasehold improvements, net, consist of the following at:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1997          1996
                                                      -----------  ------------
      Furniture and fixtures......................... $ 1,483,317  $  1,253,607
      Office equipment...............................  17,940,908    11,713,822
      Leasehold improvements.........................   1,063,892       728,474
      Automobiles....................................      49,411        47,911
                                                      -----------  ------------
                                                       20,537,528    13,743,814
      Less accumulated depreciation and
       amortization.................................. (12,822,097)  (10,727,391)
                                                      -----------  ------------
                                                      $ 7,715,431  $  3,016,423
                                                      ===========  ============

10. NOTES PAYABLE

  Notes payable consist of the following at:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1997          1996
                                                    ------------- -------------
Warehouse line of credit with banks, expiring on
 November 4, 1999, $215 million at December 31,
 1997, and $185 million at December 31, 1996 and
 bearing variable interest rates, including a rate
 adjusted for compensating balances...............  $ 195,688,752 $ 166,457,268
Master repurchase agreement with an investment
 banker, expiring September 10, 1998, $250 million
 at December 31, 1997 and December 31, 1996,
 bearing variable interest rates based on the
 LIBOR............................................    174,542,715    57,973,407
Master repurchase agreement with an investment
 banker, bearing a variable interest rate based on
 the LIBOR........................................    238,613,472            --
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 December 11, 1998, bearing a variable interest
 rate based on the LIBOR..........................     21,312,832            --
Warehouse line of credit with a major corporation,
 expiring October 31, 1998, $15 million at
 December 31, 1997, and $5 million at December 31,
 1996, and bearing variable interest rates based
 on the LIBOR.....................................      1,491,935     2,652,615
Servicing secured working capital line of credit,
 expiring on November 4, 1998, $12 million at
 December 31, 1997 and 1996, and bearing a
 variable interest rate based on the open Federal
 Funds rate or the LIBOR including a rate adjusted
 for compensating balances........................             --    12,000,000
Master repurchase agreement with an investment
 banker, secured by marketable securities, bearing
 a variable interest rate based on the LIBOR......      2,949,223     2,259,765
Master repurchase agreement with an investment
 banker, secured by marketable securities, bearing
 a variable interest rate based on the LIBOR......      1,817,000            --
                                                    ------------- -------------
                                                    $ 636,415,929 $ 241,343,055
                                                    ============= =============

                          HEADLANDS MORTGAGE COMPANY

  The warehouse lines of credit and master repurchase agreements are secured by mortgage loans held for sale, except the two master repurchase agreements which are secured by marketable securities, and the servicing secured line of credit which is secured by a portion of the Company's servicing portfolio.

  The weighted average cost of funds as of December 31, 1997 and 1996 was 4.71 and 5.17 percent, respectively. Compensating balances averaged $34.6 million and $24.6 million for the years ended December 31, 1997 and 1996, respectively, and were comprised of corporate and custodial accounts. Warehouse interest expense of $32.3 million, $12.8 million and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, has been netted with interest income in the consolidated statements of operations.

  The Company must comply with certain covenants provided in its loan agreements, including requirements relating to net worth, working capital, outstanding indebtedness, and the loan servicing portfolio. At December 31, 1997 and 1996, the Company was in compliance with the aforementioned loan covenants. The Company's warehouse lines of credit restrict the Company's ability to pay dividends in any fiscal year to an amount not to exceed 25% of adjusted net income for such fiscal year. Adjusted net income is generally defined to mean net income less gain (loss) on sale of mortgages and decrease in deferred tax liability and plus service release premiums, amortization of servicing rights, net book value of servicing assets sold and increase in deferred tax lability.

11. NOTES PAYABLE TO STOCKHOLDERS

  The Company issued notes during 1996 to two of its stockholders. The principal amount outstanding under the notes at December 31, 1997 and 1996 was $9,670,000. The notes bear interest at a variable rate based on the LIBOR, and mature on June 29, 2000. Principal and accrued interest are payable annually. Any rights of the stockholders under the notes are subordinate to the Company's warehouse lenders.

12. RELATED PARTY TRANSACTIONS

  The Company had loans receivable from employees (included in accounts receivable) of $39,000 and $19,000 at December 31, 1997 and 1996, respectively. The Company also had accounts receivable from Headlands Insurance Agency, a related party, of approximately $118,000 and $56,000 at December 31, 1997 and 1996, respectively. The Company had accounts payable to Marin Conveyance Corporation, another related party, at December 31, 1997 of $56,000, and accounts receivable from the same related party at December 31, 1996 of $58,000. The Company provided administrative services to these related parties, and received fees (included in production income) of $270,000, $240,000 and $180,000 during 1997, 1996 and 1995, respectively.

13. LOAN ADMINISTRATION

  The Company's portfolio of residential mortgage loans serviced aggregated approximately $4.5 billion and $4.4 billion, at December 31, 1997 and 1996, respectively. Of the Company's portfolio at December 31, 1997, 71% of the loans serviced were located in California with 29% in other states. At December 31, 1996, 81% of the loans serviced were located in California with 19% in other states. The delinquency ratio of the portfolio was 1.73%, 1.53% as of December 31, 1997 and 1996 respectively.

  Principal balances serviced were as follows at:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------
Fannie Mae....................................... $  984,000,000 $1,367,000,000
Freddie Mac......................................    457,000,000    674,000,000
HMC securities...................................  1,774,000,000    489,000,000
Home equity lines of credit......................    422,000,000    148,000,000
Other investors..................................    890,000,000  1,709,000,000
                                                  -------------- --------------
                                                  $4,527,000,000 $4,387,000,000
                                                  ============== ==============

                          HEADLANDS MORTGAGE COMPANY

  The Company is required to advance corporate funds for principal, interest, escrow and foreclosure costs relating to loans for which it services. These advances (included in accounts receivable) were approximately $6.2 million and $4.6 million at December 31, 1997 and 1996, respectively. A portion of these advances is non-recoverable. The Company had reserved approximately $844,000 and $511,000 for unrecoverable advances and future foreclosure losses at December 31, 1997 and 1996, respectively.

  Related trust funds on deposit in trustee bank accounts were approximately $43.0 million at December 31, 1997 and $7.7 million at December 31, 1996, and are not included in the accompanying consolidated balance sheets. Separate bank accounts are maintained and such funds are not commingled with those of the Company.

  The Company maintained errors and omissions and employee fidelity bond insurance policies in the amount of $5.5 million at December 31, 1997, and $5.0 million at December 31, 1996.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.
  The estimated fair values of the Company's balance sheet financial instruments at:

                                               DECEMBER 31,
                            ---------------------------------------------------
                                      1997                      1996
                            ------------------------- -------------------------
                              CARRYING    ESTIMATED     CARRYING    ESTIMATED
                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                            ------------ ------------ ------------ ------------
Financial assets
 Cash and cash equiva-
  lents...................  $  4,322,701 $  4,322,701 $  2,701,332 $  2,701,332
 Retained interests in
  securitizations.........    35,119,658   35,119,658   15,128,487   15,128,487
 Mortgage loans held for
  sale....................   651,080,189  653,483,037  238,171,841  241,883,738
 Mortgage loans held for
  investment..............       824,307      824,307      692,816      692,816
 Originated mortgage ser-
  vicing rights, net......    26,127,391   26,127,391   20,275,593   20,275,593
Financial liabilities:
 Notes payable............   636,415,929  636,415,929  241,343,055  241,343,055
 Notes payable to stock-
  holders.................     9,670,000    9,670,000    9,670,000    9,670,000

  These estimated fair values do not represent actual amounts that may be realized upon any sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in large quantities. The fair values presented above represent the Company's best estimate of fair value using the methodologies discussed below:

 (a) Cash and Cash Equivalents

  The carrying value is a reasonable estimate of fair value.

 (b) Retained Interests in Securitizations

  The fair value of subordinate interests is determined based on the market price obtained for similar securities. The fair value of interest-only residual interests is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and loss experience.

                          HEADLANDS MORTGAGE COMPANY

 (d) Mortgage Loans Held for Sale, Mortgage Loans Held for Investment, Loan Sale Commitments, and Locked Loan Origination Commitments

  Fair value of mortgage loans held for sale, mortgage loans held for investment, commitments to originate mortgage loans and commitments to sell mortgage loans are estimated using quoted market prices for similar loans, mortgage-backed securities backed by similar loans or by prices obtained by the Company in forward delivery contracts. The fair value of commitments to originate mortgage loans includes a portion of the unrealized gain or loss calculated using quoted market prices based on a historical estimate of the percentage of such commitments that will actually result in mortgage loans originated.

 (e) Originated Mortgage Servicing Rights, Net

  The fair value of originated mortgage servicing rights is determined based on quoted market prices for similar assets.

 (f) Financial Liabilities

  The fair value of financial liabilities is believed to be equal to the carrying amount because the terms of the debt are similar to terms currently offered by lenders, and the interest rates are variable based on current market rates.

 (g) Off Balance Sheet Financial Instruments

  At December 31, 1997, the locked pipeline was $256.6 million with a related fair value of $261.3 million, and, net of related mandatory forward commitments, had unrecognized gains at approximately $2.3 million. At December 31, 1996, the locked pipeline was $103.9 million with a related fair value of $106.2 million, and, net of related mandatory forward commitments, had unrecognized gains of approximately $1.8 million.

  Mortgage servicing rights retained relating to loans sold prior to January 1, 1995 are not financial instruments and, accordingly, are not included in the above fair values. These servicing rights contribute substantial value to the Company and are not reflected in the accompanying financial statements.

15. PROFIT SHARING PLAN

  On December 31, 1993, the Company adopted a new profit sharing plan. The new plan has entry dates of January 1st and July 1st and any employee who has completed six months of employment on those dates is automatically a member of the plan. To participate in the current year's profit sharing, an employee must be a member of the plan, must have worked 1,000 hours during the fiscal year and must be employed as of the profit sharing plan year end. The plan provides vesting ratably over two to six years. Contributions are at the discretion of the Board of Directors. When made, contributions are credited to each member's account in proportion to their annual compensation and time of service. The Company did not contribute to the profit sharing plan during the years ended December 31, 1997 and 1996.

                          HEADLANDS MORTGAGE COMPANY

16. COMMITMENTS AND CONTINGENCIES

 (a) Leases

  The Company leases office space under various operating leases. Minimum rental commitments under these operating leases with an initial or remaining noncancelable lease term in excess of one year as of December 31, 1997 were as follows:

                                                           RELATED
                                                  LEASE    SUBLEASE   NET LEASE
                                               COMMITMENT   INCOME   COMMITMENT
                                               ----------- --------  -----------
      1998.................................... $ 3,094,990 $(34,802) $ 3,060,188
      1999....................................   3,190,850       --    3,190,850
      2000....................................   3,122,636       --    3,122,636
      2001....................................   3,021,003       --    3,021,003
      2002....................................   2,945,193       --    2,945,193
      Thereafter..............................   1,779,385       --    1,779,385
                                               ----------- --------  -----------
                                               $17,154,057 ($34,802) $17,119,255
                                               =========== ========  ===========

  Rent expense recorded by the Company for the years ended December 31, 1997, 1996 and 1995 was $2.3 million, $1.9 million and $2.1 million, respectively.

  In addition to the office leases described above, the Company entered into leases for certain office equipment during 1997 and 1996. The future minimum payments under these noncancelable lease terms as of December 31, 1997 were as follows:

                                                 OPERATING  CAPITAL     TOTAL
                                                  LEASES     LEASES     LEASES
                                                 --------- ---------- ----------
      1998...................................... $ 69,741  $1,451,310 $1,521,051
      1999......................................   58,118   1,451,310  1,509,428
      2000......................................       --     989,908    989,908
      2001......................................       --     282,088    282,088
      2002......................................       --     188,269    188,269
                                                 --------  ---------- ----------
                                                 $127,859  $4,362,885 $4,490,744
                                                 ========  ========== ==========

  Expense recorded by the Company under these equipment leases for the years ended December 31, 1997 and 1996 were approximately $153,000 and $12,000, respectively. There were no equipment leases during the year ended December 31, 1995.

 (b) Loan Commitments

  The Company made commitments to deliver loans to various investors. The mandatory commitments outstanding were $580 million and $276.2 million at December 31, 1997 and 1996 , respectively, with a related market cost of $2.3 million and $0.5 million at December, 1997 and 1996, respectively. The Company had prepaid commitment fees of approximately $41,000 and $58,000 related to these commitments at December 31, 1997 and 1996, respectively.

  The Company uses mandatory sell forward delivery commitments to buy and sell whole loans, to issue private securities and to issue Fannie Mae and Freddie Mac securities. These commitments, which are used as a hedge against locked loan origination commitments whereby the Company has extended an interest rate lock to the borrower, were included in the lower of cost or market valuation of mortgage loans held for sale.

                          HEADLANDS MORTGAGE COMPANY

  The Company is subject to interest rate risk on open commitments. This risk results from differences between the market interest rate and the commitment interest rate.

  The Company is contractually committed to fund the undrawn portion of home equity lines of credit (HELOCs) which it has originated. This commitment extends to HELOCs which are currently held for sale by the Company, and HELOCs sold by the Company into the Headlands Home Equity Loan Trusts. As of December 31, 1997 and 1996, this unfunded commitment was approximately $108.8 million and $38.2 million, respectively.

  Additionally, the Company is contractually committed to fund the undrawn portion of mortgage loans originated under it's land/home program. The terms of these loans allow borrowers to draw funds under their mortgage loans in installments. As of December 31, 1997 and 1996, this unfunded commitment was approximately $.4 million and $1.1 million, respectively.

 (c) Contingencies

  The Company is a defendant to a number of claims arising in the ordinary course of business. Management is of the view that these matters will not have a material adverse effect on the Company's financial position, net income or liquidity.

17. STOCK OPTION PLAN

  The Company's 1997 Executive and non-employee Director Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), stock options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights, and dividend equivalent rights (DERs). ISOs could be granted to the officers and key employees of the Company. However, subsequent to December 31, 1997, the Plan was amended to qualify all employees as eligible for ISOs. NQSOs and awards may be granted to the directors, officers, key employees, agents and consultants of the Company or any subsidiaries. Unless previously terminated by the Board of Directors, the Plan will terminate on September 15, 2007.

  In September 1997, options to acquire 518,000 shares of common stock were granted to certain officers with an exercise price of $4.06 per share. The Company used an independent appraisal firm to value the options granted in 1997. The independent appraisal firm considered three valuation approaches in developing a value for the options, including (1) market comparison using comparable public companies, (2) underlying asset method using the Company's individual assets, and (3) discounted future returns analysis based on an expected value discount model. The Board of Directors determined the estimated fair value of the option shares at the time of grant by adjusting the independent appraisal upward to take into consideration the probability of a successful initial public offering. The options, along with the options granted to non-officer directors, vest over four years and have ten year terms. As of December 31, 1997, no options had been exercised or were eligible to be exercised.

  In accordance with the provisions of APB Opinion No. 25, the Company will recognize compensation expense over the vesting period for the difference between such exercise price and the estimated fair value of the underlying shares at time of grant, aggregating approximately $3.3 million. If the Company had calculated compensation cost based on the fair value at the grant date under Statement of Financial Accounting Standards No. 123, (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the pro forma amount indicated below:

                          HEADLANDS MORTGAGE COMPANY

                                                                   PRO FORMA
                                                               AS C CORPORATION
                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
                                                                  (UNAUDITED)
Net income:
  As reported.................................................    $22,400,955
  Pro forma under SFAS No. 123................................    $22,373,915
EPS--Basic:
  As reported ................................................    $      1.47
  Pro forma under SFAS No. 123................................    $      1.46
EPS--Diluted:
  As reported.................................................    $      1.46
  Pro forma under SFAS No. 123................................    $      1.45

The pro forma amounts above were based on the difference between the $6.41 per option recorded by the Company under APB Opinion No. 25 and an option fair value of $7.13 calculated using the Black-Scholes option-pricing model with the following assumptions:

      Weighted average expected life (years).............................  3.25
      Risk-free interest rate............................................ 5.835%
      Volatility.........................................................   --
      Expected dividend yield............................................   --

  Stock options activity during the year ended December 31, 1997 was as follows:

                                                              NUMBER OF EXERCISE
                                                               SHARES    PRICE
                                                              --------- --------
      Balance at December 31, 1996...........................      --      --
      Granted................................................  518,000   $4.06
      Exercised..............................................      --      --
      Canceled...............................................      --      --
                                                               -------   -----
      Balance at December 31, 1997...........................  518,000   $4.06
                                                               =======   =====

  At December 31, 1997, all stock options had a remaining term of approximately ten years and an exercise price of $4.06.

18. EARNINGS PER SHARE

  On December 31, 1997 the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share" for calculating earnings per share as shown below:

                                                 YEAR ENDED DECEMBER 31, 1997
                                                 ------------------------------
                                                                 SUPPLEMENTAL
                                                   PRO FORMA      PRO FORMA
                                                 -------------- ---------------
Pro forma net income............................ $   22,400,955 $   22,400,955
Add: interest expense on shareholders notes.....            --         533,005
                                                 -------------- --------------
Adjusted pro forma net income................... $   22,400,955 $   22,933,960
                                                 ============== ==============
Weighted average shares outstanding.............     14,000,000     14,000,000
Add: Adjustment for Shareholder Distribution
 Amount.........................................      1,258,334      2,133,334
                                                 -------------- --------------
Weighted average shares - basic.................     15,258,334     16,133,334
Add: stock options..............................         99,968         99,968
                                                 -------------- --------------
Weighted average shares - diluted...............     15,358,302     16,233,302
Earnings per share - basic...................... $         1.47 $         1.42
                                                 ============== ==============
Earnings per share - diluted.................... $         1.46 $         1.41
                                                 ============== ==============

19. PREFERRED STOCK

  The Company has authorized 5,000,000 shares of Preferred Stock. As of December 31, 1997, none of the authorized shares have been issued.

20. UNAUDITED PRO FORMA INFORMATION

  Pro forma information has been presented to show what the significant effects on the historical financial information might have been based upon the revocation of the S corporation status. The number of shares used in all calculations has been adjusted to reflect a 14,000-for-one stock split.

  Pro forma net income represents the results of operations adjusted to reflect a change in the Company's income tax status from an S corporation to a C corporation, using a pro forma income tax rate of 42% for each of the years in the three-year period ended December 31, 1997. If the S corporation status had been terminated as of December 31, 1997, the amount of the deferred tax liability and corresponding reduction in retained earning recorded by the Company would have been approximately $20.3 million. Any remaining retained earnings after adjustments attributable to termination of S corporation status would have been reclassified as common stock.

  Pro forma earnings per share is computed by dividing pro forma net income by the weighted average number of shares of common stock and dilutive common stock equivalents. For purposes of this calculation, outstanding stock options are considered common stock equivalents and totaled 99,968 shares for the year ended December 31, 1997 under the treasury stock method in accordance with SFAS No. 128. The pro forma weighted average number of shares also includes the effect of the assumed issuance of 1,258,334 shares of common stock to generate sufficient cash to pay to shareholders upon termination of the Company's S corporation status the amount of previously earned and undistributed taxable income ($15.1 million at December 31, 1997). The issuance of common stock was based on the $12.00 initial public offering price. The weighted average shares outstanding for computing basic and diluted earnings per share were 15,258,334 and 15,358,302, respectively, for the year ended December 31, 1997.

  Supplemental pro forma basic and diluted earnings per share of $1.42 and $1.41, respectively, for the year ended December 31, 1997, reflects further adjustment for the effect of the add back, net of tax, of interest expense recorded during 1997 relating to the Notes payable to stockholders, to be repaid from the proceeds of the Company's Initial Public Offering. In that calculation, weighted average shares outstanding of 16,233,302 include the effect of the assumed issuance of 875,000 shares of common stock to retire the Notes payable to stockholders ($10.5 million at December 31, 1997).

21. SUBSEQUENT EVENTS

  On January 31, 1998, the Company converted its tax status from an S corporation to a C corporation. As a C corporation, the Company bears the tax obligation relating to the net income earned for federal and state tax purposes.

  On February 5, 1998, the Company commenced trading shares of its stock on the Nasdaq under the symbol HDLD. A portion of the proceeds received form the sale of its stock to the public were used to repay the $9,670,000 in notes payable to shareholders.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER  EXHIBIT
     ------- -------
     3.1*    Composite Articles of Incorporation of the Registrant
     3.2*    Amended and Restated Bylaws of the Registrant
     4.1*    Specimen common Stock Certificate
     9.1*    Voting Trust Agreement dated September 15, 1997, as amended
     10.1.1* Employment Agreement of Peter T. Paul
     10.1.2* Employment Agreement of Becky S. Poisson
     10.1.3* Employment Agreement of Gilbert J. MacQuarrie
     10.1.4* Employment Agreement of Steven M. Abreu
     10.2*   1997 Executive and Non-Employee Director Stock Option Plan dated
             July 22, 1997
     10.3*   Description of Bonus Incentive Compensation Plan
     10.4*   Amended and Restated Mortgage Loan Warehousing Agreement, dated as of August 29, 1997, among the Registrant and the Lenders therein named, as amended
     10.4.1* Second Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.4.2* Third Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.4.3  Fourth Amendment to Amended and Restated Mortgage Loan Warehousing
             Agreement
     10.5*   Amended and Restated Servicing Secured Credit Agreement, dated as of August 29, 1997, among the Registrant and the Lender named therein, as amended
     10.5.1* Second Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.5.2* Third Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.5.3  Fourth Amendment to Amended and Restated Servicing Secured Credit
             Agreement
     10.6*   Master Repurchase Agreement dated as of September 11, 1996, among
             Merrill Lynch Mortgager Capital, Inc., Merrill Lynch Credit
             Corporation and the Registrant, as amended
     10.7*   Tax Indemnification Agreement among the Registrant and the
             Registrant's shareholders prior to termination of S corporation status
     10.8*   Founders Registration Rights Agreement
     11.1    Statement regarding computation of per share earnings
     21.1*   List of Subsidiaries of the Registrant
     23      Consent of KPMG Peat Marwick LLP
     27      Financial Data Schedule

--------
*Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1 (333-38267) filed by the Registrant with the Securities and Exchange Commission on October 24, 1997.