Form 10-Q
period 1998-03-31
HEADLANDS MORTGAGE CO
filed 1998-05-15
CIK 1046207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM          TO

  COMMISSION FILE NUMBER: 0-23569

                          HEADLANDS MORTGAGE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                CALIFORNIA                             94-2851992
                                                    (I.R.S. EMPLOYER
       (STATE OR OTHER JURISDICTION                IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

 1100 LARKSPUR LANDING CIRCLE, SUITE 101
           LARKSPUR, CALIFORNIA                           94939
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (415) 461-6790
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the Registrant's Common Stock outstanding on May 10, 1998 was 19,700,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          HEADLANDS MORTGAGE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I -- FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of March 31, 1998 and December
         31, 1997.......................................................     3
         Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997.................................     4
         Consolidated Statement of Stockholders' Equity.................     5
         Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997.................................     6
         Notes to Consolidated Financial Statements.....................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    11
                           PART II -- OTHER INFORMATION
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K
 (a)     Exhibits filed with this report are as follows:
    4.2* Indenture, dated as of March 1, 1998, between Headlands Home
         Equity Loan Trust 1998-1 and the First National Bank of
         Chicago, as trustee.
    11.1 Schedule regarding computation of per share earnings
    27.1 Financial data schedule
 (b)     The Company filed the following report on Form 8-K during the quarter ended March 31, 1998:
         Form 8-K filed on February 5, 1998 in connection with the
         Company's initial public offering.
 Signatures..............................................................   16

--------
* Incorporated by reference to the Form 8-K filed by Headlands Mortgage Securities, Inc. (a wholly-owned, consolidated subsidiary of the Company) on April 9, 1998.

                          FORWARD-LOOKING STATEMENTS

  When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. For a discussion of such factors that could cause actual results to differ from those contained in forward-looking statements, see "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                           HEADLANDS MORTGAGE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
Cash and cash equivalents............................  $  9,410,465 $  4,322,701
Retained interests in securitizations................    48,855,797   35,119,658
Accounts receivable..................................    14,444,940   13,166,574
Accounts receivable from related parties.............        43,329       61,539
Mortgage loans held for sale, pledged................   763,590,967  651,080,189
Originated mortgage servicing rights, net............    25,294,448   26,127,391
Property, equipment and leasehold improvements, net..     9,969,537    7,715,431
Mortgage loans held for investment, net..............       492,476      824,307
Real estate owned, net...............................       229,126      118,772
Other assets.........................................     2,125,560    1,836,021
                                                       ------------ ------------
    TOTAL ASSETS.....................................  $874,456,645 $740,372,583
                                                       ============ ============
                   LIABILITIES AND
                 STOCKHOLDERS' EQUITY
Notes payable........................................  $697,890,856 $641,960,679
Notes payable to stockholders........................           --     9,670,000
Stockholder distributions payable....................    12,519,988          --
Accounts payable.....................................    43,256,067   12,014,212
Accrued liabilities..................................    14,025,566   10,196,453
                                                       ------------ ------------
    Total liabilities................................   767,692,477  673,841,344
                                                       ------------ ------------
Commitments and contingencies
Stockholders' equity:
  Common Stock (no par value; 50,000,000 shares
   authorized, 19,700,000 shares issued and
   outstanding)......................................    93,037,433        1,000
  Additional paid-in-capital-stock options...........       474,340      118,585
  Retained earnings..................................    13,252,395   66,411,654
                                                       ------------ ------------
    Total stockholders' equity.......................   106,764,168   66,531,239
                                                       ------------ ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $874,456,645 $740,372,583
                                                       ============ ============


          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                       1998           1997
                                                  --------------  --------------
INCOME:
  Net gain from sales of mortgage loans.......... $   28,136,810  $   7,890,940
  Loan administration income.....................      3,050,995      2,386,570
  Gain from sale of mortgage servicing rights....        130,622      8,794,455
  Production income..............................      4,189,223      1,647,748
  Interest income, net of interest expense.......      4,913,683      2,341,293
  Net unrealized loss in valuation of retained
   interests in securitizations..................       (221,978)           --
                                                  --------------  -------------
    Total income ................................     40,199,355     23,061,006
EXPENSES:
  Personnel......................................     11,339,545      5,964,211
  General and administrative.....................      5,909,379      3,118,774
  Occupancy and rents............................        803,041        520,149
  Depreciation and amortization of property,
   equipment and leasehold improvements..........        999,955        628,926
  Amortization and impairment of originated mort-
   gage servicing rights.........................      3,288,670        519,978
                                                  --------------  -------------
    Total expenses...............................     22,340,590     10,752,038
                                                  --------------  -------------
    Income before income taxes...................     17,858,765     12,308,968
    Income taxes related to quarterly earnings ..      9,426,790        429,783
    Income taxes related to S corporation
     conversion..................................     18,487,965            --
                                                  --------------  -------------
    Net (loss) income............................ $  (10,055,990) $  11,879,185
                                                  ==============  =============
PRO FORMA INFORMATION:
  Income before income taxes and pro forma
   data..........................................    $17,858,765  $  12,308,968
  Provision for pro forma
   income taxes .................................     27,586,875      5,169,767
                                                  --------------  -------------
    Pro forma net (loss) income .................    $(9,728,110) $   7,139,201
                                                  ==============  =============
    Pro forma loss per share--Basic ............. $        (0.56)
                                                  ==============
    Pro forma loss per share--Diluted ........... $        (0.56)
                                                  ==============

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      ADDITIONAL PAID-                   TOTAL
                            COMMON       IN-CAPITAL      RETAINED    STOCKHOLDERS'
                             STOCK     STOCK OPTIONS     EARNINGS       EQUITY
                          ----------- ---------------- ------------  -------------
Balances at December 31,
 1997...................  $     1,000         $118,585 $ 66,411,654   $ 66,531,239
Net loss as S corpora-
 tion, including loss
 related to establish-
 ment of C corporation
 deferred tax liabili-
 ty.....................          --               --   (23,308,385)   (23,308,385)
Accrued distribution to
 S corporation
 stockholders...........          --               --   (12,519,988)   (12,519,988)
Constructive
 recapitalization of S
 corporation
 undistributed
 earnings...............   30,583,281              --   (30,583,281)           --
Stock option contribu-
 tion to capital........          --           118,585          --         118,585
                          -----------         -------- ------------   ------------
Balances at January 31,
 1998...................   30,584,281          237,170          --      30,821,451
Net proceeds of initial
 public offering........   62,453,152              --           --      62,453,152
Stock option contribu-
 tion to capital........          --           237,170          --         237,170
Net income as C corpora-
 tion...................          --               --    13,252,395     13,252,395
                          -----------         -------- ------------   ------------
Balances at March 31,
 1998...................  $93,037,433         $474,340 $ 13,252,395   $106,764,168
                          ===========         ======== ============   ============


          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
Cash flows from operating activities:
 Net (loss) income............................... $ (10,055,990) $  11,879,185
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
   Depreciation and amortization of property,
    equipment and leasehold improvements.........       999,955        628,926
   Amortization and impairment of originated
    mortgage servicing rights....................     3,288,670        519,978
   Compensation from stock options...............       355,755             --
   Gain from sale of mortgage servicing rights...      (130,622)    (8,794,455)
   Net gain from sales of mortgage loans.........   (28,136,810)    (7,890,940)
   Net purchase of retained interests in
    securitizations..............................   (13,736,139)    (2,736,182)
   Increase in accounts receivable...............    (1,260,156)    (5,582,810)
   Increase in mortgage loans held for sale,
    pledged......................................   (84,373,968)   (73,323,340)
   Net (increase) decrease in originated mortgage
    servicing rights.............................    (2,325,105)    10,904,826
   Increase in other assets......................      (289,539)    (1,076,991)
   Increase in accounts payable and accrued lia-
    bilities.....................................    35,070,968        307,813
                                                  -------------  -------------
     Net cash used in operating activities.......  (100,592,981)   (75,163,990)
Net cash used in investing activities:
  Purchase of property, equipment and leasehold
   improvements..................................    (3,254,061)    (1,846,889)
  Net proceeds from mortgage loans held for in-
   vestment......................................       331,831         45,423
  Net purchase of real estate owned..............      (110,354)      (471,368)
                                                  -------------  -------------
     Net cash used in investing activities.......    (3,032,584)    (2,272,834)
Net cash provided by financing activities:
  Net draws on notes payable.....................    55,930,177     76,161,547
  Repayment of notes payable to stockholders.....    (9,670,000)            --
  Proceeds from sale of common stock.............    62,453,152             --
                                                  -------------  -------------
     Net cash provided by financing activities...   108,713,329     76,161,547
                                                  -------------  -------------
Net increase (decrease) in cash..................     5,087,764     (1,275,277)
Cash and cash equivalents beginning of period....     4,322,701      2,701,332
                                                  -------------  -------------
Cash and cash equivalents end of period.......... $   9,410,465  $   1,426,055
                                                  -------------  -------------
Supplemental disclosures of cash flow informa-
 tion:
  Cash paid for interest......................... $  12,832,294  $   5,315,599
  Cash paid for income taxes.....................        19,045         58,790


          See accompanying notes to consolidated financial statements.

                          HEADLANDS MORTGAGE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION

  Headlands Mortgage Company (the "Company") is a publicly held California corporation which was organized in 1981, and completed an initial public offering of common stock on February 4, 1998. The Company is a specialty mortgage banking company in the business of originating, selling, securitizing and servicing residential mortgage loans secured by one-to four-unit family residences, and purchasing and selling mortgage servicing rights.

  The Company is headquartered in Northern California, and has production branches in California, Washington, Oregon, Nevada, Florida, New Jersey, Idaho, and Arizona. Loans are originated primarily through the Company's wholesale division, through a network of independent mortgage loan brokers approved by the Company, and also through its correspondent lending and retail lending divisions. The mortgage loans are acquired by the Company in one of the three following manners: (i) originated by an independent broker and purchased by the Company, (ii) originated by a broker and funded by the Company, or (iii) originated and funded by the Company in the ordinary course of business. The market for the Company's mortgage banking operations is predominantly California and the western United States.

  The consolidated financial statements include Headlands Mortgage Company ("HMC"), and its wholly-owned subsidiary Headlands Mortgage Securities Inc. ("HMSI"). The activity of the subsidiary is related to the Company's securitizations. All material intercompany balances and transactions have been eliminated.

  The Company diversified its residential mortgage loan sales activities in 1996 to include the securitization of such loans into Real Estate Mortgage Investment Conduits ("REMICs") and Asset-Backed Securities ("ABS"). The REMICs, which consist of pooled fixed-rate first-lien mortgages, were issued by the Company to the public through the registration statement of the related underwriter during 1996, and through the registration statement of HMSI during 1997 and 1998. The ABS, which consist of revolving home equity loans and closed-end second mortgages, were issued by the Company through Headlands Mortgage LLC (HMSI's predecessor) and the registration statement of the related underwriter in 1996, and through the registration statement of HMSI during 1997 and 1998.

  The Company's executive offices are located in Larkspur, California, and its loan servicing center is located in Santa Rosa, California. The Company's source of servicing is from mortgage loans it has originated and sold.

2.BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Headlands Mortgage Company Annual Report on Form 10-K for the year ended December 31, 1997.

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.

                          HEADLANDS MORTGAGE COMPANY

3.PRO FORMA INFORMATION

(a) Pro Forma Income Taxes

  On January 31, 1998, the Company converted from an S corporation to a C corporation. As a C corporation, the Company bears the tax obligation relating to the net income earned for federal and state tax purposes.

  The accompanying consolidated statements of operations for the three months ended March 31, 1998 and 1997 reflect the income tax expense of the Company as if it had been subject to federal and state C corporation income taxes for the periods presented. The pro forma information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of the Company's S corporation status.

(b) Pro Forma Earnings Per Share Data

  The pro forma earnings per share data is based upon weighted average shares outstanding of 17,284,746 during the three months ended March 31, 1998, which did not include shares related to the Company's Stock Option Plan as they were anti-dilutive for the period presented.

4.MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale included net deferred fees and costs, and consisted of the following at:

                                                       MARCH 31,   DECEMBER 31,
                                                          1998         1997
                                                      ------------ ------------
      Mortgage loans................................. $743,846,940 $536,520,290
      Home equity lines of credit....................   12,031,244  107,800,278
      Deferred costs, net of fees....................    7,712,783    6,759,621
                                                      ------------ ------------
                                                      $763,590,967 $651,080,189
                                                      ============ ============

5.RETAINED INTERESTS IN SECURITIZATIONS

  Retained interests in securitizations consist of assets generated by the Company's loan securitizations. These assets were as follows at:

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
      REMIC subordinate certificates................... $ 6,157,193 $ 6,310,052
      ABS Interest-only residual interest..............  27,242,270  18,831,600
      ABS principal interest...........................  11,255,029   6,422,286
      ABS overcollateralization........................   4,201,305   3,555,720
                                                        ----------- -----------
                                                        $48,855,797 $35,119,658
                                                        =========== ===========

  The Company classifies REMIC and ABS securities as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and carries them as current assets at market value.

  The Company is contractually bound by the Headlands Home Equity Loan (HHEL) ABS Trusts to retain its principal interest and overcollateralization. While the Company can sell these certificates, it would be considered a "Rapid Amortization Event" under the terms of the trust, and would trigger rapid amortization of the trust senior certificates.

                           HEADLANDS MORTGAGE COMPANY

6.PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Property, equipment and leasehold improvements, net, consist of the following at :

                                                      MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  ------------
      Furniture and fixtures........................ $  1,770,312  $  1,483,317
      Office equipment..............................   20,609,291    17,940,908
      Leasehold improvements........................    1,269,213     1,063,892
      Automobiles...................................       47,911        49,411
                                                     ------------  ------------
                                                       23,696,727    20,537,528
      Less accumulated depreciation and
       amortization.................................  (13,727,190)  (12,822,097)
                                                     ------------  ------------
                                                     $  9,969,537  $  7,715,431
                                                     ============  ============

7.NOTES PAYABLE

  Notes payable consist of the following at:

                                                       MARCH 31,   DECEMBER 31,
                                                          1998         1997
                                                      ------------ ------------
Warehouse line of credit with banks, expiring on
 November 4, 1999, $275 million at
 March 31, 1998, $215 million at December 31, 1997
 and bearing variable interest rates, including a
 rate adjusted for compensating balances............  $238,299,262 $195,688,752
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 September 10, 1998, $250 million at March 31, 1998
 and December 31, 1997, bearing variable interest
 rates .............................................    71,523,647  174,542,715
Master repurchase agreement with an investment bank-
 er, secured by morgage loans, bearing a variable
 interest rate .....................................   357,518,433  238,613,472
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 December 11, 1998, bearing a variable interest rate
 based on the LIBOR.................................    21,146,155   21,312,832
Warehouse line of credit with a major corporation,
 expiring October 31, 1998, $15 million at March 31,
 1998 and December 31, 1997, and bearing variable
 interest rates based on the LIBOR..................            --    1,491,935
Servicing secured working capital line of credit,
 expiring on November 4, 1998, $3 million at March
 31, 1998 and $12 million at December 31, 1997,
 bearing a variable interest rate based on the open
 Federal Funds rate or the LIBOR including a rate
 adjusted for compensating balances.................            --           --
Master repurchase agreement with an investment bank-
 er, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     2,831,665    2,949,223
Master repurchase agreement with an investment bank-
 er, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     1,803,000    1,817,000
Master lease agreement with a leasing company, se-
 cured by fixed assets of the Company, bearing vari-
 ous interest rates based on the LIBOR..............     4,768,694    5,544,750
                                                      ------------ ------------
                                                      $697,890,856 $641,960,679
                                                      ============ ============

                          HEADLANDS MORTGAGE COMPANY

8. NOTES PAYABLE TO STOCKHOLDERS

  The Company issued notes during 1996 to two of its stockholders. The principal amount outstanding under the notes at December 31, 1997 was $9,670,000. On February 5, 1998, the Company commenced trading shares of its stock on the NASDAQ under the symbol HDLD. A portion of the proceeds received from the sale of its stock to the public was used to repay the balance due under the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is primarily engaged in the origination, purchase, sale, securitization and servicing of mortgage loans secured by one- to four-unit family residences. The Company's total income represents revenues derived from net gain from sales of mortgage loans, loan administration income, gain from sales of mortgage servicing rights, production income, net interest income and net unrealized gains in valuation of retained interests in securitizations. The net gain from sales of mortgage loans consists of two components: (i) gain on sale of mortgage loans sold through securitizations, which is recognized based on the sum of the selling price of the portion sold and the value of the portion retained less the carrying value of the mortgage loans sold; and (ii) net gain on mortgage loans sold through whole loan transactions, which is recognized based upon the difference between the selling price and the carrying value of the mortgage loans sold. If a whole loan is sold servicing released, the servicing release premium is included in the net gain on the sale of the mortgage loan. Loan administration income includes fees earned as servicer for mortgage loans owned by investors, net of fees paid to the subservicer. The Company recognizes gain on the sale of mortgage servicing rights which are sold separately from the mortgage loans, based upon the difference between the selling price, net of selling expenses, and the carrying value of the mortgage loan servicing rights. Production income includes fees paid to the Company by borrowers for the preparation, documentation and underwriting of mortgage loans. Net interest income consists of the net spread between interest received by the Company on its mortgage loans held for sale and interest paid by the Company under its credit facilities. It also includes interest earned on retained interests in securitizations net of interest expenses for the related investment financing.

  As of the date of this Report, the Company had 10 wholesale branches and a network of approximately 5,500 mortgage brokers. In addition, the Company initiated its correspondent and retail lending divisions in 1994 to access new mortgage loan origination markets. These strategies were designed to expand and diversify the Company's mortgage loan origination network and decrease the Company's reliance on the California real estate market.

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

  The Company's primary source of mortgage loan servicing rights is from mortgage loans originated or acquired and sold by the Company. Of the Company's $4.6 billion of mortgage loans serviced at March 31, 1998, $3.7 billion were serviced for others and $0.9 billion were mortgage loans held for sale by the Company. Of the mortgage loans serviced for others, approximately $1.4 billion were mortgage loans serviced for Fannie Mae or Freddie Mac, $2.0 billion were mortgage loans included in securities created by the Company, and $0.3 billion were mortgage loans serviced for private investors. Of the total mortgage loans serviced for others at March 31, 1998 and 1997, respectively, 1.4% and 1.3% were 30 days or more delinquent. As of March 31, 1998 and 1997, the Company had not purchased mortgage loan servicing rights.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

  On January 31, 1998, the Company's status as an S corporation terminated. In connection with the termination of the Company's S corporation status, the Company will distribute approximately $12.5 million, calculated as of January 31, 1998 to the stockholders of the Company prior to the S corporation termination.

  As an S corporation, the Company's income, whether or not distributed, was taxed at the stockholder level for federal and state tax purposes. Upon termination of its S corporation status, the Company became fully subject to federal and state income taxes and recorded a deferred tax liability on its consolidated balance sheets. The amount of the deferred tax liability recorded as of the date of termination of the S corporation status depends upon timing differences between tax and book accounting relating principally to recognition of gains on sale of mortgage loans. The deferred tax liability recognized was approximately $18.5 million, and was recorded as a current tax expense on January 31, 1998. The provision for pro forma income taxes on the consolidated statements of operations shows results as if the Company had always been fully subject to federal and state taxes at the tax rates effective for the periods presented, as well as the recording of the deferred tax liability relating to the conversion to a C corporation.

RESULTS OF OPERATION

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

  Summary. The financial results for the three months ended March 31, 1998 reflect not only the growth in the Company's mortgage loan originations, but also its ability to successfully securitize and market the mortgage loans in the capital markets. Refinancing activity accounted for approximately 66% and 64% of the mortgage loans originated by the Company during the three months ended March 31, 1998 and 1997, respectively.

  Net loss for the three months ended March 31, 1998 was $10.1 million compared to net income of $11.9 million for the same period in the prior year. The $22 million decrease in net income from the prior year was primarily due to the one-time non-cash deferred tax liability of $18.5 million recognized by the Company at the C corporation commencement as described in "Termination of S Corporation Status and Income Taxes" above. Additionally, the Company was taxed as a C corporation for two months during the three months ended March 31, 1998, compared to an S corporation tax status for the same period in the prior year. These increased tax expenses were partially offset by an increase in income before income taxes.

  Income before income taxes for the three months ended March 31, 1998 increased $5.6 million, or 46%, to $17.9 million compared to income before income taxes of $12.3 million for the same period of the prior year. The percentage increase in income before income taxes was lower than the percentage increase in revenue due to a relatively higher increase in operating expenses during the three months ended March 31, 1998 from the three months ended March 31, 1997.

  Revenue. Revenue for the three months ended March 31, 1998 increased $17.1 million, or 74%, to $40.2 million as compared to $23.1 million for the three months ended March 31, 1997.

  Net gain from sales of mortgage loans increased $20.2 million, or 256%, to $28.1 million for the three months ended March 31, 1998 compared to $7.9 million for the same period in the previous year. The increase was the result of increased mortgage loan originations and purchases as well as the corresponding increase in mortgage loans sold through securitizations and on a whole loan basis. During the three months ended March 31, 1998, mortgage loan originations increased $837.2 million, or 121%, to $1,529.4 million compared to $692.2 million during the three months ended March 31, 1997. Mortgage loans either sold or securitized during the three months ended March 31, 1998 increased $836.6 million, or 142%, to $1,425.7 million from $589.1 million during the three months ended March 31, 1997, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 2.0% and 1.3%, respectively. The increase in net gain on sale percentage is primarily due to the Company's ability to obtain higher margins on ABS securities over REMIC securities. Additionally, the Company sold 65% of its loans with servicing rights released during the three months ended March 31, 1998, compared to 22% for the same period in the prior year. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Loan administration income increased $0.7 million, or 29%, to $3.1 million for the three months ended March 31, 1998 from $2.4 million for the three months ended March 31, 1997. The increase was due primarily to a 28% increase in the average monthly balance outstanding in the mortgage loan servicing portfolio to $4.6 billion from $3.6 billion in the prior year. The increase in the average mortgage loan servicing portfolio is primarily due to a decrease of mortgage loan servicing rights sold during the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

  The Company sold mortgage servicing rights relating to $0.3 billion and $1.5 billion of mortgage loan principal balances during the three months ended March 31, 1998 and 1997, respectively, resulting in a pre-tax gain of $0.1 million and $8.8 million, respectively. These gains represent a 5 basis point and 58 basis point gain based on the outstanding principal balance of the underlying mortgage loans for the three months ended March 31, 1998 and 1997, respectively. Of the mortgage servicing rights sold during the three months ended March 31, 1998, 100% had capitalized values in accordance with SFAS 125, compared to 48% during the same period in the prior year. The remaining 52% in the prior year were mortgage servicing rights which were originated prior to 1995 and had no book value. Thus, the decrease in gain is due to a lower book value related to the mortgage servicing rights sold during the three months ended March 31, 1997, partially offset by an increase in the weighted average sales price of 34 basis points, or 31%, to 142 basis points for the three months ended March 31, 1998.

  In general, the decision to sell, buy or retain mortgage servicing rights is based upon the market for and value of mortgage servicing rights, the Company's current financial needs and objectives. The Company's ability to sell its mortgage servicing rights under its various mortgage loan servicing agreements with investors is generally subject to the consent of the investors. In addition, under the mortgage loan servicing provisions governing the Company's securitizations, the successor servicer is subject to prior approval of the rating agencies rating the subject securities.

  Production income increased $2.6 million, or 163%, to $4.2 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997. The increase is due primarily to the 121% growth in mortgage loan originations and purchases, and a 29% increase in per loan fees collected during the three months ended March 31, 1998 over the same period in the prior year.

  Net interest income increased $2.6 million, or 113%, to $4.9 million during the three months ended March 31, 1998 from $2.3 million during the three months ended March 31, 1997. The increase in net interest income was due to several factors: (i) a higher average balance of mortgage loans held for sale during the three months ended March 31, 1998 than 1997; (ii) earnings on subordinate certificates retained by the Company relating to securitizations; and (iii) the Company's increase in available cash to invest in the warehouse lines of credit thereby increasing the margin between mortgage coupons and borrowing costs. These factors were partially offset by a decrease in gross interest margin.

  Net unrealized loss in valuation of retained interests in securitizations was $0.2 million for the three months ended March 31, 1998. This loss was the result of a decrease in the cash flows relating to retained interests in securitizations from December 31, 1997 to March 31, 1998.

  Expenses. Operating expenses increased $11.5 million, or 106%, to $22.3 million during the three months ended March 31, 1998 from $10.8 million for the three months ended March 31, 1997. The increase in expense was primarily the result of additional personnel required for the greater volume of mortgage loan originations, higher operating expenses related to the increase in mortgage loan originations and an increase in amortization and impairment of originated mortgage servicing rights relating to the increase in the capitalized asset during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

  Personnel expense increased $5.3 million or 88% to $11.3 million during the three months ended March 31, 1998 from $6.0 million for the three months ended March 31, 1997. The increase in personnel expense was due primarily to increased staffing in the Company's mortgage loan originations area. As of March 31, 1998, the Company employed 779 people compared to 546 people at March 31, 1997, a 43% increase. Additionally, personnel expense includes volume-based compensation expenses which increased in direct proportion with mortgage loan originations.

  General and administrative expenses increased $2.8 million, or 90%, to $5.9 million during the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. The increase in general and administrative expenses is due primarily to expenses incurred in connection with the increase in loan originations, and includes such items as office supplies, telephone, computers, postage and reserve for future loan losses.

  Amortization and impairment of originated mortgage loan servicing rights increased $2.8 million, or 560%, to $3.3 million for the three months ended March 31, 1998, as compared to $0.5 million for the three months ended March 31, 1997. The increase in amortization and impairment of originated mortgage loan servicing rights was due to two factors: (1) an increase in the related asset of 43% from March 31, 1997, and (ii) additional impairment recognized by the Company relating to an increase in prepayment rates.

FINANCIAL POSITION

 March 31, 1998 Compared to December 31, 1997

  The balance of mortgage loans held for sale is affected by the timing of securitizations and whole loan sales. Mortgage loans held for sale increased $112.6 million, or 17%, to $763.6 million at March 31, 1998 from $651.1 million at December 31, 1997. The increase in mortgage loans held for sale resulted primarily from mortgage loan originations and purchases of $1,529.4 million and HELOC draws of $26 million during the three months ended March 31, 1998, partially offset by sales into securities of $213.4 million and whole loan sales of $1,212.3 million.

  Notes payable under warehouse lines of credit increased $55.9 million, or 9%, to $697.9 million at March 31, 1998 from $642.0 million at December 31, 1997, reflecting the mortgage loan origination, purchase and sale activity described above. The percentage increase in the borrowings under warehouse lines of credit was less than the percentage increase in the mortgage loans held for sale due to the Company's investment of available cash balances in the mortgage loans held for sale.

  Retained interests in securitizations increased $13.8 million, or 39%, to $48.9 million at March 31, 1998 from $35.1 million at December 31, 1997. The increase is due to interests retained by the Company in the securitization it effected during the three months ended March 31, 1998 with an estimated market value of $13.3 million.

  Accounts payable increased $31.3 million or 261% to $43.3 million at March 31, 1998 from $12.0 million at December 31, 1997. The increase resulted primarily from the recognition of the C corporation deferred tax liability of $18.5 million and the additional current tax liability of $3.9 million. Accounts payable also increased due to an increase of $0.8 million of unpaid expenses related to bulk servicing sales, as well as a general increase due to the Company's increased mortgage loan production.

  Notes payable to shareholders of $9.7 million at December 31, 1997 were repaid in full from proceeds of the initial public offering.

  Originated mortgage servicing rights decreased $0.8 million, or 3%, to $25.3 million at March 31, 1998 from $26.1 million at December 31, 1997. The decrease in originated mortgage servicing rights resulted from the sale of mortgage loans with servicing rights retained with a relative fair value of $5.2 million during the three months ended March 31, 1998, partially offset by amortization and impairment recorded of $3.3 million and capitalized servicing sold with a net book value of $2.7 million.

  Property, equipment and leasehold improvements, net, increased $2.3 million, or 30%, to $10.0 million at March 31, 1998 from $7.7 million at December 31, 1997. As a result of the Company's ongoing commitment to modern technology, this growth reflects the purchase of upgraded office equipment of $2.7 million, additional furniture and fixtures of $0.3 million and leasehold improvements of $0.2. These increases were partially offset by depreciation and amortization of $1.0 million.

  Accrued liabilities increased $3.8 million, or 37%, to $14.0 million at March 31, 1998 from $10.2 million at December 31, 1997. The increase was primarily due to deferred revenue recorded by the Company in the amount of $2.9 million in connection with the building of the asset-backed security's overcollateralization as described above.

  Stockholders' equity increased $40.3 million, or 61%, to $106.8 million at March 31, 1998 from $66.5 million at December 31, 1997. This increase is due to net proceeds from the Company's initial public offering of $62.5 million, additional paid in capital relating to stock options granted of $0.4 million, and the first quarter earnings as a C corporation of $13.2 million, offest by the recognition of a stockholder distribution of $12.5 million, and the first quarter loss as an S corporation of $23.3 million (which includes the recognition of the deferred tax liability).

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

  The Company must be able to sell mortgage loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase mortgage loans. As a result of increased loan originations and purchases, the Company used cash of $100.6 million for operating activities during the three months ended March 31, 1998.

  The Company used cash of $3.3 million for the purchase of property, equipment and leasehold improvements during the three months ended March 31, 1998. The increase during 1998 represents upgrades to office equipment, the purchase of additional furniture and fixtures, and leasehold improvements.

  The Company had cash flow activities from financing activities relating to the proceeds from the sale of Common Stock of $62.5 million and repayment of notes to shareholders of $9.7 million. Additionally, the Company utilizes short-term warehouse facilities and repurchase agreements to fund mortgage loan originations and purchases. Thus, the increase in loan production, combined with the other two financing activities, resulted in cash provided by financing activities of $108.7 million during the three months ended March 31, 1998.

  The Company increased its mortgage loan warehousing facility during the three months ended March 31, 1998 to $275 million from $230 million at December 31, 1997. The facility extends through November 4, 1999. At March 31, 1998, the outstanding balance under the Warehouse Facility was $238.3 million.

  In addition to the Warehouse Facility, the Company makes regular use of certain uncommitted lines of credit, short-term credit facilities and purchase and sale agreements (such as repurchase or "gestation" agreements) provided by major investment banks and a major corporation. Amounts outstanding under these various facilities at March 31, 1998 were $454.8 million.

  The Company decreased its servicing secured line of credit during the three months ended March 31, 1998 to $3 million from $15 million at December 31, 1997. This line of credit expires on November 4, 1998. At March 31, 1998, the Company had no outstanding balance under this line of credit.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEADLANDS MORTGAGE COMPANY

Date: March 14, 1998                      By:   /s/ Gilbert J. MacQuarrie
                                             -------------------------------
                                                  Gilbert J. MacQuarrie
                                            Executive Vice President and CFO

                                          (SIGNING IN THE CAPACITY OF (I) DULY
                                          AUTHORIZED OFFICER OF THE REGISTRANT
                                          AND (II) PRINCIPAL FINANCIAL OFFICER
                                          OF THE REGISTRANT)