Form 10-Q
period 1998-06-30
HEADLANDS MORTGAGE CO
filed 1998-08-14
CIK 1046207

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

  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

                          HEADLANDS MORTGAGE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I -- FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of June 30, 1998 and December
         31, 1997.......................................................     3
         Consolidated Statements of Operations for the six and three
          months ended June 30, 1998 and 1997...........................     4
         Consolidated Statements of Stockholders' Equity................     5
         Consolidated Statements of Cash Flows for the six months ended
          June 30, 1998 and 1997........................................     6
         Notes to Consolidated Financial Statements.....................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    11
 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    17
                           PART II -- OTHER INFORMATION
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    17
 Signatures..............................................................   18

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           HEADLANDS MORTGAGE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                    -------------- ------------
                      ASSETS
Cash and cash equivalents.......................... $    7,362,636 $  4,322,701
Retained interests in securitizations..............     40,742,193   32,552,277
Accounts receivable................................     15,232,474   13,166,574
Accounts receivable from related parties...........        119,434       61,539
Mortgage loans held for sale, pledged..............    899,536,421  651,080,189
Originated mortgage servicing rights, net..........     27,930,460   26,127,391
Property, equipment and leasehold improvements,
 net...............................................     12,639,902    7,715,431
Mortgage loans held for investment, net............        304,882      824,307
Real estate owned, net.............................        287,405      118,772
Other assets.......................................      2,390,917    1,836,021
                                                    -------------- ------------
    TOTAL ASSETS................................... $1,006,546,724 $737,805,202
                                                    ============== ============
                  LIABILITIES AND
                STOCKHOLDERS' EQUITY
Notes payable...................................... $  834,177,708 $641,960,679
Notes payable to stockholders......................            --     9,670,000
Stockholder distributions payable..................     13,748,975          --
Accounts payable...................................     35,916,783   12,014,212
Accrued liabilities................................      9,760,533    7,629,072
                                                    -------------- ------------
    Total liabilities..............................    893,603,999  671,273,963
                                                    -------------- ------------
Commitments and contingencies
Stockholders' equity:
  Common Stock (no par value; 50,000,000 shares
   authorized, 19,700,000 shares issued and
   outstanding)....................................     91,808,446        1,000
  Additional paid-in-capital-stock options.........        830,095      118,585
  Retained earnings................................     20,304,184   66,411,654
                                                    -------------- ------------
    Total stockholders' equity.....................    112,942,725   66,531,239
                                                    -------------- ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $1,006,546,724 $737,805,202
                                                    ============== ============

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                         --------------------------- ---------------------------
                             1998          1997          1998           1997
                         ------------- ------------- -------------  ------------
INCOME:
  Net gain from sales of
   mortgage loans....... $  23,446,555 $  10,040,343 $  51,583,365  $ 17,931,283
  Loan administration
   income...............     3,462,995     2,273,458     6,513,990     4,660,028
  Gain from sale of
   mortgage servicing
   rights...............           --        243,904       130,622     9,038,359
  Production income.....     4,472,168     2,169,712     8,661,390     3,817,460
  Interest income, net
   of interest expense..     6,053,643     3,028,952    10,967,327     5,370,245
  Net unrealized gain in
   valuation of retained
   interests in
   securitizations......       248,678       595,040        26,700       595,040
                         ------------- ------------- -------------  ------------
    Total income .......    37,684,039    18,351,409    77,883,394    41,412,415
EXPENSES:
  Personnel.............    13,221,961     6,493,834    24,561,506    12,458,045
  General and adminis-
   trative..............     6,155,063     3,625,577    12,064,443     6,744,354
  Occupancy and rents...       912,661       549,603     1,715,701     1,069,752
  Depreciation and
   amortization of
   property, equipment
   and leasehold
   improvements.........     1,283,933       593,301     2,283,888     1,222,227
  Amortization and im-
   pairment of origi-
   nated mortgage ser-
   vicing rights........     3,921,845     1,377,492     7,210,516     1,897,469
                         ------------- ------------- -------------  ------------
    Total expenses......    25,495,463    12,639,807    47,836,054    23,391,847
                         ------------- ------------- -------------  ------------
    Income before income
     taxes..............    12,188,576     5,711,602    30,047,340    18,020,568
    Income taxes related
     to earnings .......     5,136,787       245,827    14,563,576       675,609
    Income taxes related
     to S corporation
     conversion.........           --            --     18,487,965           --
                         ------------- ------------- -------------  ------------
    Net income (loss)... $   7,051,789 $   5,465,775 $  (3,004,201) $ 17,344,959
                         ============= ============= =============  ============
PRO FORMA INFORMATION:
  Income before income
   taxes and pro forma
   data................. $  12,188,576 $   5,711,602 $  30,047,340  $ 18,020,568
  Provision for
   pro forma in-
   come taxes ..........     5,136,787     2,418,160    31,128,333     7,568,639
                         ------------- ------------- -------------  ------------
    Pro forma net income
     (loss)............. $   7,051,789 $   3,293,442 $  (1,080,993) $ 10,451,929
                         ============= ============= =============  ============
    Weighted average ba-
     sic shares
     outstanding........    19,700,000    14,000,000    18,531,967    14,000,000
    Pro forma loss per
     share--Basic ...... $        0.36 $        0.24 $       (0.06) $       0.75
                         ============= ============= =============  ============
    Weighted average di-
     luted shares
     outstanding........    20,078,504    15,145,748    18,531,967    15,145,748
    Pro forma loss per
     share--Diluted .... $        0.35 $        0.22 $       (0.06) $       0.69
                         ============= ============= =============  ============

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       ADDITIONAL
                                        PAID-IN-                      TOTAL
SIX MONTHS ENDED JUNE       COMMON       CAPITAL      RETAINED    STOCKHOLDERS'
30, 1997                     STOCK    STOCK OPTIONS   EARNINGS       EQUITY
---------------------     ----------- ------------- ------------  -------------
Balances at December 31,
 1996...................  $     1,000   $    --     $ 29,143,241   $ 29,144,241
Net income..............          --         --       17,344,959     17,344,959
                          -----------   --------    ------------   ------------
Balances at June 30,
 1997...................  $     1,000   $    --     $ 46,488,200   $ 46,489,200
                          ===========   ========    ============   ============
                                       ADDITIONAL
                                        PAID-IN-                      TOTAL
SIX MONTHS ENDED JUNE       COMMON       CAPITAL      RETAINED    STOCKHOLDERS'
30, 1998                     STOCK    STOCK OPTIONS   EARNINGS       EQUITY
---------------------     ----------- ------------- ------------  -------------
Balances at December 31,
 1997...................  $     1,000   $118,585    $ 66,411,654   $ 66,531,239
Net loss as S corpora-
 tion, including loss
 related to establish-
 ment of C corporation
 deferred tax liabili-
 ty.....................          --         --      (23,308,385)   (23,308,385)
Accrued distribution to
 S corporation
 stockholders...........          --         --      (13,748,975)   (13,748,975)
Constructive
 recapitalization of S
 corporation
 undistributed
 earnings...............   29,354,294        --      (29,354,294)           --
Net proceeds of initial
 public offering........   62,453,152        --              --      62,453,152
Stock option contribu-
 tion to capital........          --     711,510             --         711,510
Net income as C corpora-
 tion...................          --         --       20,304,184     20,304,184
                          -----------   --------    ------------   ------------
Balances at June 30,
 1998...................  $91,808,446   $830,095    $ 20,304,184   $112,942,725
                          ===========   ========    ============   ============


          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
Cash flows from operating activities:
 Net (loss) income............................... $  (3,004,201) $  17,344,959
 Adjustments to reconcile net (loss) income to
  net cash used in operating
  activities:
   Depreciation and amortization of property,
    equipment and leasehold improvements.........     2,283,888      1,222,227
   Amortization and impairment of originated
    mortgage servicing rights....................     7,210,516      1,897,469
   Compensation from stock options...............       711,510             --
   Gain from sale of mortgage servicing rights...      (130,622)    (9,038,359)
   Net gain from sales of mortgage loans.........   (51,583,365)   (17,931,283)
   Net purchase of retained interests in
    securitizations..............................    (8,189,916)      (743,601)
   Increase in accounts receivable...............    (2,123,795)    (3,210,711)
   Increase in mortgage loans held for sale,
    pledged......................................  (196,872,867)  (119,789,735)
   Net (increase) decrease in originated mortgage
    servicing rights.............................    (8,882,963)     5,220,565
   Increase in other assets......................      (554,896)      (241,921)
   Increase in accounts payable and accrued lia-
    bilities.....................................    26,034,032      2,962,002
                                                  -------------  -------------
     Net cash used in operating activities.......  (235,102,679)  (122,308,388)
Net cash used in investing activities:
  Purchase of property, equipment and leasehold
   improvements..................................    (7,208,359)    (4,759,960)
  Net proceeds from mortgage loans held for in-
   vestment......................................       519,425       (136,594)
  Net purchase of real estate owned..............      (168,633)       121,079
                                                  -------------  -------------
     Net cash used in investing activities.......    (6,857,567)    (4,775,475)
Net cash provided by financing activities:
  Net draws on notes payable.....................   192,217,029    125,706,738
  Repayment of notes payable to stockholders.....    (9,670,000)            --
  Proceeds from sale of common stock.............    62,453,152             --
                                                  -------------  -------------
     Net cash provided by financing activities...   245,000,181    125,706,738
                                                  -------------  -------------
Net increase (decrease) in cash..................     3,039,935     (1,377,125)
Cash and cash equivalents beginning of period....     4,322,701      2,701,333
                                                  -------------  -------------
Cash and cash equivalents end of period.......... $   7,362,636  $   1,324,208
                                                  =============  =============
Supplemental disclosures of cash flow informa-
 tion:
  Cash paid for interest......................... $  22,568,506  $  13,834,923
  Cash paid for income taxes.....................    10,046,216        578,790


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

  The Company is headquartered in Northern California, and has production branches in California, Washington, Oregon, Nevada, Florida, New Jersey, Virginia, Idaho, and Arizona. Loans are originated primarily through the Company's wholesale division, through a network of independent mortgage loan brokers approved by the Company, and also through its correspondent lending and retail lending divisions. The mortgage loans are acquired by the Company in one of the three following manners: (i) originated by an independent broker and purchased by the Company, (ii) originated by a broker and funded by the Company, or (iii) originated and funded by the Company in the ordinary course of business. The market for the Company's mortgage banking operations is predominantly California and the western United States.

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

2.BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Headlands Mortgage Company Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform to current period presentation.

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

  The accompanying consolidated statements of operations for the six months ended June 30, 1998 and 1997 reflect the income tax expense of the Company as if it had been subject to federal and state C corporation income taxes for the periods presented. The pro forma information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of the Company's S corporation status.

(b) Pro Forma Earnings Per Share Data

  The weighted average diluted shares for the six months ended June 30, 1998 did not include shares related to the Company's Stock Option Plan as they were anti-dilutive for the period presented.

4.CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents, including restricted cash and cash equivalents in the amount of $3,612,292 and $2,053,613 at June 30, 1998 and December 31, 1997, respectively.

5.RETAINED INTERESTS IN SECURITIZATIONS

  Retained interests in securitizations consist of assets generated by the Company's loan securitizations. These assets were as follows at:

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
      REMIC subordinate certificates................... $ 5,886,610 $ 6,310,052
      ABS Interest-only residual interest..............  19,311,152  16,264,219
      ABS principal interest...........................  15,544,431   9,978,006
                                                        ----------- -----------
                                                        $40,742,193 $32,552,277
                                                        =========== ===========

6.MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale included net deferred fees and costs, and consisted of the following at:

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                      ------------ ------------
      Mortgage loans................................. $845,669,268 $536,520,290
      Home equity lines of credit....................   44,577,187  107,800,278
      Deferred costs, net of fees....................    9,289,966    6,759,621
                                                      ------------ ------------
                                                      $899,536,421 $651,080,189
                                                      ============ ============

                          HEADLANDS MORTGAGE COMPANY

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

7.PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Property, equipment and leasehold improvements, net, consist of the following at:

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  ------------
      Furniture and fixtures........................ $  2,319,662  $  1,483,317
      Office equipment..............................   23,834,470    17,940,908
      Leasehold improvements........................    1,373,718     1,063,892
      Automobiles...................................       47,911        49,411
                                                     ------------  ------------
                                                       27,575,761    20,537,528
      Less accumulated depreciation and
       amortization.................................  (14,935,859)  (12,822,097)
                                                     ------------  ------------
                                                     $ 12,639,902  $  7,715,431
                                                     ============  ============

8.MORTGAGE LOANS HELD FOR INVESTMENT

  During the normal course of business, the Company is required from time to time to repurchase certain loans from investors. Mortgage loans held for investment consisted of residential real estate mortgage loans at June 30, 1998 and December 31, 1997. All properties are located in the state of California. Interest rates on these mortgage loans are at variable and fixed rates which range from 7.88% to 12.00% at June 30, 1998, and from 7.25% to 12.00% at December 31, 1997. The maturities range from 5 months to 24 years at June 30, 1998, and from 11 months to 28 years at December 31, 1997.

9.REAL ESTATE OWNED

  Real estate owned, net, consists of the following at:

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                         ---------  ------------
      Residential real estate at cost................... $ 443,985   $ 165,463
      Less valuation allowance:
        Balance at beginning of year....................   (46,691)    (52,255)
        Additions to allowance..........................  (216,121)   (164,016)
        Deductions related to real estate sold..........   106,232     169,580
                                                         ---------   ---------
      Real estate owned, net............................ $ 287,405   $ 118,772
                                                         =========   =========

                          HEADLANDS MORTGAGE COMPANY

10.NOTES PAYABLE

  Notes payable consist of the following at:

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                      ------------ ------------
Warehouse line of credit with banks, expiring on
 November 4, 1999, $275 million at
 June 30, 1998, and $215 million at December 31,
 1997, bearing variable interest rates, including a
 rate adjusted for compensating balances............  $238,406,304 $195,688,752
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring May
 5, 1999, $250 million at June 30, 1998 and December
 31, 1997, bearing variable interest rates .........    28,887,298  174,542,715
Master repurchase agreement with an investment bank-
 er, secured by morgage loans, bearing a variable
 interest rate .....................................   260,483,476  238,613,472
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 December 11, 1998, bearing a variable interest rate
 based on the LIBOR.................................   296,417,063   21,312,832
Warehouse line of credit with a major corporation
 which was terminated on April 1, 1998, $15 million
 at December 31, 1997, bearing variable interest
 rates based on the LIBOR...........................            --    1,491,935
Master repurchase agreement with an investment bank-
 er, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     2,711,545    2,949,223
Master repurchase agreement with an investment bank-
 er, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     1,827,700    1,817,000
Master lease agreement with a leasing company, se-
 cured by fixed assets of the Company, bearing vari-
 ous interest rates based on the LIBOR..............     5,444,322    5,544,750
                                                      ------------ ------------
                                                      $834,177,708 $641,960,679
                                                      ============ ============

11.NOTES PAYABLE TO STOCKHOLDERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Headlands Mortgage Company (the "Company") is primarily engaged in the origination, purchase, sale, securitization and servicing of mortgage loans secured by one- to four-unit family residences. The Company's total income represents revenues derived from net gain from sales of mortgage loans, loan administration income, gain from sales of mortgage servicing rights, production income, net interest income and net unrealized gain in valuation of retained interests in securitizations. The net gain from sales of mortgage loans consists of two components: (i) gain on sale of mortgage loans sold through securitizations, which is recognized based on the sum of the selling price of the portion sold and the value of the portion retained less the carrying value of the mortgage loans sold; and (ii) net gain on mortgage loans sold through whole loan transactions, which is recognized based upon the difference between the selling price and the carrying value of the mortgage loans sold. If a whole loan is sold servicing released, the servicing release premium is included in the net gain on the sale of the mortgage loan. Loan administration income includes fees earned as servicer for mortgage loans owned by investors, net of fees paid to the subservicer. The Company recognizes gain on the sale of mortgage servicing rights which are sold separately from the mortgage loans, based upon the difference between the selling price, net of selling expenses, and the carrying value of the mortgage loan servicing rights. Production income includes fees paid to the Company by borrowers for the preparation, documentation and underwriting of mortgage loans. Net interest income consists of the net spread between interest received by the Company on its mortgage loans held for sale and interest paid by the Company under its credit facilities. It also includes interest earned on retained interests in securitizations net of interest expenses for the related investment financing.

  As of the date of this Report, the Company had 11 wholesale branches and a network of approximately 5,600 mortgage brokers. In addition, the Company initiated its correspondent and retail lending divisions in 1994 to access new mortgage loan origination markets. These strategies were designed to expand and diversify the Company's mortgage loan origination network and decrease the Company's reliance on the California real estate market.

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

  The Company's primary source of mortgage loan servicing rights is from mortgage loans originated or acquired and sold by the Company. Of the Company's $4.8 billion of mortgage loans serviced at June 30, 1998, $3.8 billion were serviced for others and $1.0 billion were either mortgage loans held for sale or other assets of the Company. Of the mortgage loans serviced for others, approximately $1.7 billion were mortgage loans serviced for Fannie Mae or Freddie Mac, $1.9 billion were mortgage loans included in securities created by the Company, and $0.2 billion were mortgage loans serviced for private investors. Of the total mortgage loans serviced for others at June 30, 1998 and 1997, respectively, 1.5% and 1.1% were 30 days or more delinquent. As of June 30, 1998 and 1997, the Company had not purchased mortgage loan servicing rights.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

  On January 31, 1998, the Company's status as an S corporation terminated. In connection with the termination of the Company's S corporation status, the Company will distribute approximately $13.7 million, calculated as of January 31, 1998 to the stockholders of the Company prior to the S corporation termination.

  As an S corporation, the Company's income, whether or not distributed, was taxed at the stockholder level for federal and state tax purposes. Upon termination of its S corporation status, the Company became fully subject to federal and state income taxes and recorded a deferred tax liability on its consolidated balance sheets. The amount of the deferred tax liability recorded as of the date of termination of the S corporation status depends upon timing differences between tax and book accounting relating principally to recognition of gains on sale of mortgage loans. The deferred tax liability recognized was approximately $18.5 million (included in accounts payable), and was recorded as a current tax expense on January 31, 1998. The provision for pro forma income taxes on the consolidated statements of operations shows results as if the Company had always been fully subject to federal and state taxes at the tax rates effective for the periods presented, as well as the recording of the deferred tax liability relating to the conversion to a C corporation.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

  Summary. The financial results for the three and six months ended June 30, 1998 reflect the Company's ability to successfully originate mortgage loans, and securitize and market them in the capital markets. Refinancing activity accounted for approximately 59% and 50% of the mortgage loans originated by the Company during the three months ended June 30, 1998 and 1997, respectively, compared to 61% and 55% of the mortgage loans originated by the Company during the six months ended June 30, 1998 and 1997, respectively.

  Net income for the three months ended June 30, 1998 increased $1.6 million, or 29%, to $7.1 million compared to net income of $5.5 million for the same period in the prior year. The percentage increase in net income was less than the percentage increase in revenue due to the Company's change in tax status from an S corporation to a C corporation.

  Income before income taxes for the three months ended June 30, 1998 increased $6.5 million, or 114%, to $12.2 million compared to income before income taxes of $5.7 million for the same period in the prior year. The percentage increase in income before income taxes was higher than the percentage increase in revenue due to a relatively lower increase in operating expenses during the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

  Net loss for the six months ended June 30, 1998 decreased $20.3 million, or 117%, to $3.0 million compared to net income of $17.3 million for the same period in the prior year. The decrease in net income from the prior year was primarily due to the one-time non-cash deferred tax liability of $18.5 million recognized by the Company at the C corporation commencement as described in "Termination of S Corporation Status and Income Taxes" above. Additionally, the Company was taxed as a C corporation for five months during the six months ended June 30, 1998, compared to an S corporation tax status for the same period in the prior year. These increased tax expenses of $32.4 million were partially offset by an increase in income before income taxes.

  Income before income taxes for the six months ended June 30, 1998 increased $12.0 million, or 67%, to $30.0 million compared to income before income taxes of $18.0 million for the same period of the prior year. The percentage increase in income before income taxes was lower than the percentage increase in revenue due to a relatively higher increase in operating expenses during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

  Revenue. Revenue for the three months ended June 30, 1998 increased $19.3 million, or 105%, to $37.7 million as compared to $18.4 million for the three months ended June 30, 1997. Revenue for the six months ended June 30, 1998 increased $36.5 million, or 88%, to $77.9 million as compared to $41.4 million for the six months ended June 30, 1997.

  Net gain from sales of mortgage loans increased $13.4 million, or 134%, to $23.4 million for the three months ended June 30, 1998 compared to $10.0 million for the same period in the previous year. The increase was the result of an increase in mortgage loans sold through securitizations and on a whole loan basis. Mortgage loans either sold or securitized during the three months ended June 30, 1998 increased $1,167.1 million, or 160%, to $1,895.6 million from $728.5 million during the three months ended June 30, 1997, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 1.2% and 1.4%, respectively. The Company sold 72% of its loans with servicing rights released during the three months ended June 30, 1998, compared to 13% for the same period in the prior year. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Net gain from sales of mortgage loans increased $33.7 million, or 188%, to $51.6 million for the six months ended June 30, 1998 compared to $17.9 million for the same period in the previous year. The increase was the result of an increase in mortgage loans sold through securitizations and on a whole loan basis. Mortgage loans either sold or securitized during the six months ended June 30, 1998 increased $2,003.9 million, or 152%, to $3,321.4 million from $1,317.5 million during the six months ended June 30, 1997, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 1.6% and 1.4%, respectively. The Company sold 69% of its loans with servicing rights released during the six months ended June 30, 1998, compared to 17% for the same period in the prior year. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Loan administration income increased $1.2 million, or 52%, to $3.5 million for the three months ended June 30, 1998 from $2.3 million for the three months ended June 30, 1997. The increase was due primarily to a 19% increase in the average monthly balance of mortgage loans serviced for others to $3.8 billion from $3.2 billion in the prior year. Additionally, the weighted average service fee rate increased 0.04%, or 15%, to 0.31% at June 30, 1998 compared to 0.27% at June 30, 1997.

  Loan administration income increased $1.8 million, or 38%, to $6.5 million for the six months ended June 30, 1998 from $4.7 million for the six months ended June 30, 1997. The increase was due primarily to a 23% increase in the average monthly balance of mortgage loans serviced for others to $3.8 billion from $3.1 billion in the prior year, as well as an increase on the weighted average service fee rate noted in the previous paragraph.

  The Company sold mortgage servicing rights relating to $0.3 billion and $1.5 billion of mortgage loan principal balances during the six months ended June 30, 1998 and 1997, respectively, resulting in a pre-tax gain of $0.1 million and $9.0 million, respectively. These gains represent a 3 basis point and 60 basis point gain based on the outstanding principal balance of the underlying mortgage loans for the six months ended June 30, 1998 and 1997, respectively. Of the mortgage servicing rights sold during the six months ended June 30, 1998, 100% had capitalized values in accordance with SFAS 125, compared to 48% during the same period in the prior year. The remaining 52% in the prior year were mortgage servicing rights which were originated prior to 1995 and had no capitalized value. Thus, the decrease in gain is due to a lower book value related to the mortgage servicing rights sold during the six months ended June 30, 1997, partially offset by an increase in the weighted average sales price of 34 basis points, or 31%, to 142 basis points for the six months ended June 30, 1998 compared to 108 basis points in the prior year. The increase in weighted average sales price from the prior year is partially due to the type and characteristics of servicing rights sold.

  In general, the decision to sell, buy or retain mortgage servicing rights is based upon the market for and value of mortgage servicing rights, and the Company's current financial needs and objectives. The Company's ability to sell its mortgage servicing rights under its various mortgage loan servicing agreements with investors is generally subject to the consent of the investors. In addition, under the mortgage loan servicing provisions governing the Company's securitizations, the successor servicer is subject to prior approval of the rating agencies rating the subject securities.

  Production income increased $2.3 million, or 105%, to $4.5 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997. The increase is due primarily to the growth in mortgage loan originations and purchases, partially offset by a 5% decrease in per loan fees collected during the three months ended June 30, 1998 over the same period in the prior year. During the three months ended June 30, 1998, mortgage loan originations increased $1,227.1 million, or 149%, to $2,052.4 million compared to $825.3 million during the three months ended June 30, 1997.

  Production income increased $4.9 million, or 129%, to $8.7 million for the six months ended June 30, 1998 from $3.8 million for the six months ended June 30, 1997. The increase is due primarily to the growth in mortgage loan originations and purchases, partially offset by an 8% decrease in per loan fees collected during the six months ended June 30, 1998 over the same period in the prior year. During the six months ended June 30, 1998, mortgage loan originations increased $2,064.4 million, or 136%, to $3,581.8 million compared to $1,517.4 million during the six months ended June 30, 1997.

  Net interest income increased $3.1 million, or 103%, to $6.1 million during the three months ended June 30, 1998 from $3.0 million during the three months ended June 30, 1997. Net interest income increased $5.6 million, or 104%, to $11.0 million during the six months ended June 30, 1998 from $5.4 million during the six months ended June 30, 1997. The increase in net interest income was due to several factors: (i) a higher average balance of mortgage loans held for sale during the three and six months ended June 30, 1998 compared to the same periods in 1997; (ii) earnings on subordinate certificates retained by the Company relating to securitizations; (iii) the Company's increase in available cash to invest in the warehouse lines of credit thereby increasing the margin between mortgage coupons and borrowing costs; and (iv) repayment of the $9.7 million notes to shareholders during the first quarter of 1998.

  Net unrealized gain in valuation of retained interests in securitizations decreased $0.4 million, or 67%, to $0.2 million for the three months ended June 30, 1998 from $0.6 million during the three months ended June 30, 1997. Net unrealized gain in valuation of retained interests in securitizations decreased $0.6 million, or 100%, for the six months ended June 30, 1998 compared to the same period in the prior year.

  Expenses. Operating expenses increased $12.9 million, or 102%, to $25.5 million during the three months ended June 30, 1998 from $12.6 million for the three months ended June 30, 1997. Operating expenses increased $24.4 million, or 104%, to $47.8 million during the six months ended June 30, 1998 from $23.4 million for the six months ended June 30, 1997. The increase in expense was primarily the result of additional personnel required for the greater volume of mortgage loan originations, higher general and administrative expenses related to the increase in mortgage loan originations and an increase in amortization and impairment of originated mortgage servicing rights relating to the increase in the capitalized asset during the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997.

  Personnel expense increased $6.7 million, or 103%, to $13.2 million during the three months ended June 30, 1998 from $6.5 million for the three months ended June 30, 1997. Personnel expense increased $12.1 million, or 97%, to $24.6 million during the six months ended June 30, 1998 from $12.5 million for the six months ended June 30, 1997. The increase in personnel expense was due primarily to increased staffing in the Company's mortgage loan originations area. As of June 30, 1998, the Company employed 936 people compared to 582 people at June 30, 1997, a 61% increase. Additionally, personnel expense includes volume-based compensation expenses which increased in direct proportion with mortgage loan originations.

  General and administrative expenses increased $2.6 million, or 72%, to $6.2 million during the three months ended June 30, 1998 from $3.6 million for the three months ended June 30, 1997. General and administrative expenses increased $5.4 million, or 81%, to $12.1 million during the six months ended June 30, 1998 from $6.7 million for the six months ended June 30, 1997. The increase in general and administrative expenses is due primarily to expenses incurred in connection with the increase in loan originations, and includes such items as office supplies, telephone, computers and postage.

  Amortization and impairment of originated mortgage loan servicing rights increased $2.5 million, or 179%, to $3.9 million for the three months ended June 30, 1998, from $1.4 million for the three months ended June 30, 1997. Amortization and impairment of originated mortgage loan servicing rights increased $5.3 million, or 279%, to $7.2 million for the six months ended June 30, 1998, from $1.9 million for the six months ended June 30,

1997. The increase in amortization and impairment of originated mortgage loan servicing rights was due to two factors: (1) an increase in the related asset of 26% from June 30, 1997, and (ii) additional impairment recognized by the Company relating to an increase in prepayment rates.

FINANCIAL POSITION

 June 30, 1998 Compared to December 31, 1997

  The balance of mortgage loans held for sale is affected by the timing of securitizations and whole loan sales. Mortgage loans held for sale increased $248.4 million, or 38%, to $899.5 million at June 30, 1998 from $651.1 million at December 31, 1997. The increase in mortgage loans held for sale resulted primarily from mortgage loan originations and purchases of $3,581.8 million and HELOC draws of $10.0 million during the six months ended June 30, 1998, partially offset by sales into securities of $298.6 million and whole loan sales of $3,022.8 million.

  Notes payable under warehouse lines of credit increased $192.2 million, or 30%, to $834.2 million at June 30, 1998 from $642.0 million at December 31, 1997, reflecting the mortgage loan origination, purchase and sale activity described above. The percentage increase in the borrowings under warehouse lines of credit was less than the percentage increase in the mortgage loans held for sale due to the Company's investment of available cash balances in the mortgage loans held for sale.

  Retained interests in securitizations increased $8.1 million, or 25%, to $40.7 million at June 30, 1998 from $32.6 million at December 31, 1997. The increase is due to interests retained by the Company in the securitization it effected during the six months ended June 30, 1998 with an estimated market value of $10.8 million and the increase in the Company's subordinate interest in a previously issued security with an estimated market value of $1.5 million, partially offset by a reclassification of security related liabilities of $4.1 million.

  Accounts payable increased $23.9 million, or 199%, to $35.9 million at June 30, 1998 from $12.0 million at December 31, 1997. The increase resulted primarily from the recognition of the C corporation deferred tax liability of $18.5 million and the additional tax liability relating to the five months the Company was taxed as a C corporation during the six months ended June 30, 1998.

  Notes payable to shareholders of $9.7 million at December 31, 1997 were repaid in full from proceeds of the initial public offering.

  Originated mortgage servicing rights increased $1.8 million, or 7%, to $27.9 million at June 30, 1998 from $26.1 million at December 31, 1997. The increase in originated mortgage servicing rights resulted from the sale of mortgage loans with servicing rights retained with a relative fair value of $11.7 million during the six months ended June 30, 1998, partially offset by amortization and impairment recorded of $7.2 million and capitalized servicing sold with a net book value of $2.7 million.

  Property, equipment and leasehold improvements, net, increased $4.9 million, or 64%, to $12.6 million at June 30, 1998 from $7.7 million at December 31, 1997. As a result of the Company's ongoing commitment to modern technology, this growth reflects the purchase of upgraded office equipment of $6.1 million, additional furniture and fixtures of $0.8 million and leasehold improvements of $0.3 million. These increases were partially offset by depreciation and amortization of $2.3 million.

  Accrued liabilities increased $2.2 million, or 29%, to $9.8 million at June 30, 1998 from $7.6 million at December 31, 1997. The increase was due to the general increase in operating expenses and the timing of payment of those expenses.

  Stockholders' equity increased $46.4 million, or 70%, to $112.9 million at June 30, 1998 from $66.5 million at December 31, 1997. This increase is due to net proceeds from the Company's initial public offering of $62.5 million, additional paid in capital relating to stock options granted of $0.7 million, and earnings as a C corporation of $20.3 million, offset by the recognition of a stockholder distribution of $13.8 million, and the loss as an S corporation of $23.3 million (which includes the recognition of the deferred tax liability).

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

  The Company must be able to sell mortgage loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase mortgage loans. As a result of increased loan originations and purchases, the Company used cash of $235.1 million for operating activities during the six months ended June 30, 1998.

  The Company used cash of $7.2 million for the purchase of property, equipment and leasehold improvements during the six months ended June 30, 1998. The increase during 1998 represents upgrades to office equipment, the purchase of additional furniture and fixtures, and leasehold improvements.

  The Company had cash flow from financing activities relating to the proceeds from the sale of Common Stock of $62.5 million and repayment of notes to shareholders of $9.7 million. Additionally, the Company utilizes short-term warehouse facilities and repurchase agreements to fund mortgage loan originations and purchases. Thus, the increase in loan production, combined with the other two financing activities, resulted in cash provided by financing activities of $245.0 million during the six months ended June 30, 1998.

  The Company increased its mortgage loan warehousing facility during the six months ended June 30, 1998 to $275.0 million from $230.0 million at December 31, 1997. The facility extends through November 4, 1999. At June 30, 1998, the outstanding balance under the Warehouse Facility was $238.4 million.

  In addition to the Warehouse Facility, the Company makes regular use of certain uncommitted lines of credit, short-term credit facilities and purchase and sale agreements (such as repurchase or "gestation" agreements) provided by major investment banks. Amounts outstanding under these various facilities at June 30, 1998 were $585.8 million. The Company terminated one of its warehouse lines of credit with a major corporation during the six months ended June 30, 1998.

  The Company decreased its servicing secured line of credit during the six months ended June 30, 1998 to $3.0 million from $15.0 million at December 31, 1997. This line of credit expires on November 4, 1998. At June 30, 1998, the Company had no outstanding balance under this line of credit.

  The Company has a master lease agreement with a leasing company for borrowing arrangements relating to fixed assets. At June 30, 1998, the Company had $5.4 million outstanding under this agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not required.

                                    PART II

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits filed with this report are as follows:

  27.1Financial data schedule

(b)The Company filed the following report on Form 8-K during the quarter ended June 30, 1998:

None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEADLANDS MORTGAGE COMPANY

Date: August 13, 1998                     By: /s/ Gilbert J. MacQuarrie
                                              -------------------------
                                                  Gilbert J. MacQuarrie
                                            Executive Vice President and CFO

                                          (SIGNING IN THE CAPACITY OF (I) DULY
                                          AUTHORIZED OFFICER OF THE REGISTRANT
                                          AND (II) PRINCIPAL FINANCIAL OFFICER
                                          OF THE REGISTRANT)