Form 10-Q
period 1998-09-30
HEADLANDS MORTGAGE CO
filed 1998-11-16
CIK 1046207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the Registrant's Common Stock outstanding on November 10, 1998 was 19,743,134.

================================================================================

                          HEADLANDS MORTGAGE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I -- FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997..............................................     3
         Consolidated Statements of Operations for the nine and three
          months ended September 30, 1998 and 1997......................     4
         Consolidated Statements of Stockholders' Equity................     5
         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997...................................     6
         Notes to Consolidated Financial Statements.....................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    11
 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    18
                           PART II -- OTHER INFORMATION
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    18
 Signatures..............................................................   19

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           HEADLANDS MORTGAGE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                       ASSETS
Cash and cash equivalents........................... $  6,442,955  $  4,322,701
Retained interests in securitizations...............   32,647,004    32,552,277
Accounts receivable.................................   22,344,952    13,166,574
Accounts receivable from related parties............      162,044        61,539
Mortgage loans held for sale, pledged...............  862,693,255   651,080,189
Originated mortgage servicing rights, net...........   19,769,210    26,127,391
Property, equipment and leasehold improvements,
 net................................................   15,134,756     7,715,431
Mortgage loans held for investment, net.............      157,490       824,307
Real estate owned, net..............................      148,680       118,772
Other assets........................................    2,239,135     1,836,021
                                                     ------------  ------------
    TOTAL ASSETS.................................... $961,739,481  $737,805,202
                                                     ============  ============
                  LIABILITIES AND
                STOCKHOLDERS' EQUITY
Notes payable....................................... $791,595,262  $641,960,679
Notes payable to stockholders.......................          --      9,670,000
Accounts payable....................................   36,080,838    12,014,212
Accrued liabilities.................................   11,271,952     7,629,072
                                                     ------------  ------------
    Total liabilities...............................  838,948,052   671,273,963
                                                     ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Common Stock (no par value; 50,000,000 shares
   authorized, 19,743,134 and 19,700,000 shares
   issued and outstanding, respectively)............   92,153,243         1,000
  Additional paid-in-capital-stock options..........    1,037,620       118,585
  Retained earnings.................................   29,600,566    66,411,654
                                                     ------------  ------------
    Total stockholders' equity......................  122,791,429    66,531,239
                                                     ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $961,739,481  $737,805,202
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                              ------------------------ ------------------------
                                 1998         1997        1998         1997
                              -----------  ----------- -----------  -----------
INCOME:
  Net gain from sales of
   mortgage loans............ $32,545,936  $27,078,400 $84,129,301  $45,009,683
  Loan administration in-
   come......................   3,330,370    2,535,948   9,844,360    7,195,976
  Gain from sale of mortgage
   servicing rights..........     581,842      336,167     712,464    9,374,526
  Production income..........   6,469,070    2,405,777  15,130,460    6,223,237
  Interest income, net of
   interest expense..........   7,410,247    3,455,957  18,377,574    8,826,202
  Net unrealized (loss) gain
   in valuation of retained
   interests in
   securitizations...........  (3,475,004)      72,939  (3,448,304)     667,979
                              -----------  ----------- -----------  -----------
    Total income ............  46,862,461   35,885,188 124,745,855   77,297,603
EXPENSES:
  Personnel..................  14,404,943    8,341,248  38,966,449   20,799,293
  General and
   administrative............   8,353,730    4,233,942  20,418,174   10,978,295
  Occupancy and rents........   1,120,226      589,147   2,835,927    1,658,899
  Depreciation and
   amortization of property,
   equipment and leasehold
   improvements..............   1,643,312      760,951   3,927,199    1,983,178
  Amortization and impairment
   of originated mortgage
   servicing rights..........   5,294,198    1,701,924  12,504,714    3,599,393
                              -----------  ----------- -----------  -----------
    Total expenses...........  30,816,409   15,627,212  78,652,463   39,019,058
                              -----------  ----------- -----------  -----------
    Income before income
     taxes...................  16,046,052   20,257,976  46,093,392   38,278,545
    Income taxes related to
     earnings ...............   6,749,670      666,606  21,313,246    1,342,215
    Income taxes related to S
     corporation conversion..         --           --   18,487,965          --
                              -----------  ----------- -----------  -----------
    Net income............... $ 9,296,382  $19,591,370 $ 6,292,181  $36,936,330
                              ===========  =========== ===========  ===========
PRO FORMA INFORMATION:
  Income before income taxes
   and pro forma data........ $16,046,052  $20,257,976 $46,093,392  $38,278,545
  Provision for pro forma
   income taxes .............   6,749,670    8,508,350  37,847,190   16,076,989
                              -----------  ----------- -----------  -----------
    Pro forma net income..... $ 9,296,382  $11,749,626 $ 8,246,202  $22,201,556
                              ===========  =========== ===========  ===========
    Weighted average basic
     shares
     outstanding.............  19,733,579   14,000,000  18,945,461   14,000,000
    Pro forma income per
     share--Basic ........... $      0.47  $      0.84 $      0.44  $      1.59
                              ===========  =========== ===========  ===========
    Weighted average diluted
     shares
     outstanding.............  20,039,734   14,017,697  19,239,785   14,006,151
    Pro forma income per
     share--Diluted ......... $      0.46  $      0.84 $      0.43  $      1.59
                              ===========  =========== ===========  ===========

          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       ADDITIONAL
                                        PAID-IN-                      TOTAL
NINE MONTHS ENDED           COMMON       CAPITAL      RETAINED    STOCKHOLDERS'
SEPTEMBER 30, 1997           STOCK    STOCK OPTIONS   EARNINGS       EQUITY
------------------        ----------- ------------- ------------  -------------
Balances at December 31,
 1996...................  $     1,000  $      --    $ 29,143,241   $ 29,144,241
Net income..............          --          --      36,936,330     36,936,330
                          -----------  ----------   ------------   ------------
Balances at September
 30, 1997...............  $     1,000  $      --    $ 66,079,571   $ 66,080,571
                          ===========  ==========   ============   ============
                                       ADDITIONAL
                                        PAID-IN-                      TOTAL
NINE MONTHS ENDED           COMMON       CAPITAL      RETAINED    STOCKHOLDERS'
SEPTEMBER 30, 1998           STOCK    STOCK OPTIONS   EARNINGS       EQUITY
------------------        ----------- ------------- ------------  -------------
Balances at December 31,
 1997...................  $     1,000  $  118,585   $ 66,411,654   $ 66,531,239
Net loss as S
 corporation, including
 loss related
 to establishment of C
 corporation deferred
 tax liability..........          --          --     (23,308,385)   (23,308,385)
Accrued distribution to
 S corporation
 stockholders...........          --          --     (13,748,975)   (13,748,975)
Constructive
 recapitalization of S
 corporation
 undistributed
 earnings...............   29,354,294         --     (29,354,294)           --
Net proceeds of initial
 public offering........   62,453,152         --             --      62,453,152
Proceeds from Exercise
 of stock options.......      344,797                                   344,797
Stock option
 contribution to
 capital................          --      919,035            --         919,035
Net income as C
 corporation............          --          --      29,600,566     29,600,566
                          -----------  ----------   ------------   ------------
Balances at September
 30, 1998...............  $92,153,243  $1,037,620   $ 29,600,566   $122,791,429
                          ===========  ==========   ============   ============


          See accompanying notes to consolidated financial statements.

                           HEADLANDS MORTGAGE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -------------  ------------
Cash flows from operating activities:
 Net income.......................................  $   6,292,181  $ 36,936,330
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization of property,
    equipment and leasehold improvements..........      3,927,199     1,983,178
   Amortization and impairment of originated
    mortgage servicing rights.....................     12,504,714     3,599,393
   Compensation from stock options................        919,035           --
   Gain from sale of mortgage servicing rights....       (712,464)   (9,374,526)
   Net gain from sales of mortgage loans..........    (84,129,301)  (45,009,683)
   Net purchase of retained interests in
    securitizations...............................        (94,727)  (17,541,826)
   Increase in accounts receivable................     (9,278,883)   (8,998,579)
   (Increase) decrease in mortgage loans held for
    sale, pledged.................................   (127,483,765)   20,885,685
   Net (increase) decrease in originated mortgage
    servicing rights..............................     (5,434,069)      841,991
   Increase in other assets.......................       (403,114)   (1,226,150)
   Increase in accounts payable and accrued
    liabilities...................................     27,709,506    10,702,737
                                                    -------------  ------------
     Net cash used in operating activities........   (176,183,688)   (7,201,450)
Net cash used in investing activities:
  Purchase of property, equipment and leasehold
   improvements...................................    (11,346,524)   (6,015,087)
  Net proceeds from mortgage loans held for
   investment.....................................        666,817      (133,791)
  Net purchase of real estate owned...............        (29,908)      418,132
                                                    -------------  ------------
     Net cash used in investing activities........    (10,709,615)   (5,730,746)
Net cash provided by financing activities:
  Net draws on notes payable......................    149,634,583    13,368,791
  Repayment of notes payable to stockholders......     (9,670,000)          --
  Payment of stockholders' distribution...........    (13,748,975)          --
  Proceeds from sale of common stock..............     62,797,949           --
                                                    -------------  ------------
     Net cash provided by financing activities....    189,013,557    13,368,791
                                                    -------------  ------------
Net increase in cash..............................      2,120,254       436,595
Cash and cash equivalents beginning of period.....      4,322,701     2,701,332
                                                    -------------  ------------
Cash and cash equivalents end of period...........  $   6,442,955  $  3,137,927
                                                    =============  ============
Supplemental disclosures of cash flow information:
  Cash paid for interest..........................  $  36,767,337  $ 21,754,430
  Cash paid for income taxes......................     16,701,662       576,135


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

  The Company is headquartered in Northern California, and has production branches in California, Washington, Oregon, Nevada, Florida, New Jersey, Virginia, Idaho, New Mexico, and Arizona. Loans are originated primarily through the Company's wholesale division, through a network of independent mortgage loan brokers approved by the Company, and also through its correspondent lending and retail lending divisions. The mortgage loans are acquired by the Company in one of the three following manners: (i) originated by an independent broker and purchased by the Company, (ii) originated by a broker and funded by the Company, or (iii) originated and funded by the Company in the ordinary course of business. The market for the Company's mortgage banking operations is predominantly California and the western United States.

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

2. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Headlands Mortgage Company Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform to current period presentation.

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.

                           HEADLANDS MORTGAGE COMPANY

3. PRO FORMA INFORMATION

(a) Pro Forma Income Taxes

  On January 31, 1998, the Company converted from an S corporation to a C corporation. As a C corporation, the Company bears the tax obligation relating to the net income earned for federal and state tax purposes.

  The accompanying pro forma consolidated statements of operations for the nine months ended September 30, 1998 and 1997, and the three months ended September 30, 1997, reflect the income tax expense of the Company as if it had been subject to federal and state C corporation income taxes for the periods presented. The pro forma information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of the Company's S corporation status.

(b) Pro Forma Earnings Per Share Data

  The weighted average number of diluted shares outstanding for the nine months ended September 30, 1998 includes all options issued under the Company's Stock Option Plan, and is calculated using the treasury stock method.

4. CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents, including restricted cash and cash equivalents in the amount of $3,009,234 and $2,053,613 at September 30, 1998 and December 31, 1997, respectively.

5. RETAINED INTERESTS IN SECURITIZATIONS

  Retained interests in securitizations consist of assets generated by the Company's loan securitizations. These assets were as follows at:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
      REMIC subordinate certificates.................  $ 5,764,155  $ 6,310,052
      ABS Interest-only residual interest............   10,267,489   16,264,219
      ABS principal interest.........................   16,615,360    9,978,006
                                                       -----------  -----------
                                                       $32,647,004  $32,552,277
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

                          HEADLANDS MORTGAGE COMPANY

6. MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale included net deferred fees and costs, and consisted of the following at:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
      Mortgage loans................................ $748,907,120  $536,520,290
      Home equity lines of credit...................  103,247,817   107,800,278
      Deferred costs, net of fees...................   10,538,318     6,759,621
                                                     ------------  ------------
                                                     $862,693,255  $651,080,189
                                                     ============  ============

7. ORIGINATED MORTGAGE SERVICING RIGHTS

  Originated mortgage servicing rights, net, consist of the following:

                                        ACCUMULATED   IMPAIRMENT        NET
                              OMSR      AMORTIZATION   ALLOWANCE        OMSR
                          ------------  ------------ -------------  ------------
Balance at December 31,
 1996 ..................  $ 22,279,656   $(246,141)  $  (1,757,922) $ 20,275,593
Current year additions..    22,975,958    (403,857)     (5,409,000)   17,163,101
Servicing sold..........   (11,806,387)    125,418         369,666   (11,311,303)
Write-downs due to
 prepayments............    (5,618,849)    126,059       5,492,790           --
                          ------------   ---------   -------------  ------------
Balance at December 31,
 1997                     $ 27,830,378   $(398,521)  $  (1,304,466) $ 26,127,391
Current year additions..    16,118,294    (297,619)    (12,207,095)    3,613,580
Servicing sold..........    (9,991,362)     19,601             --     (9,971,761)
Write-downs due to
 prepayments............    (8,873,410)    165,586       8,707,824           --
                          ------------   ---------   -------------  ------------
Balance at September 30,
 1998...................  $ 25,083,900   $(510,953)  $  (4,803,737) $ 19,769,210
                          ============   =========   =============  ============

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Property, equipment and leasehold improvements, net, consist of the following at:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    -------------  ------------
      Furniture and fixtures....................... $  2,477,787   $  1,483,317
      Office equipment.............................   27,176,112     17,940,908
      Leasehold improvements.......................    1,646,920      1,063,892
      Automobiles..................................       47,911         49,411
                                                    ------------   ------------
                                                      31,348,730     20,537,528
      Less accumulated depreciation and
       amortization................................  (16,213,974)   (12,822,097)
                                                    ------------   ------------
                                                    $ 15,134,756   $  7,715,431
                                                    ============   ============

9. MORTGAGE LOANS HELD FOR INVESTMENT

  During the normal course of business, the Company is required from time to time to repurchase certain loans from investors. Mortgage loans held for investment consisted of residential real estate mortgage loans at September 30, 1998 and December 31, 1997. All properties are located in the state of California. Interest rates on these mortgage loans are at variable and fixed rates which range from 7.88% to 12.00% at September 30, 1998, and from 7.25% to 12.00% at December 31, 1997. The maturities range from 3 months to 4 years at September 30, 1998, and from 11 months to 28 years at December 31, 1997.

                          HEADLANDS MORTGAGE COMPANY

10. REAL ESTATE OWNED

  Real estate owned, net, consists of the following at:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
      Residential real estate at cost...............   $ 259,094    $ 165,463
      Less valuation allowance:
        Balance at beginning of year................     (46,691)     (52,255)
        Additions to allowance......................    (187,341)    (164,016)
        Deductions related to real estate sold......     123,618      169,580
                                                       ---------    ---------
      Real estate owned, net........................   $ 148,680    $ 118,772
                                                       =========    =========

11. NOTES PAYABLE

  Notes payable consist of the following at:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
Warehouse line of credit with banks, expiring on
 November 4, 1999, $310 million at
 September 30, 1998, and $215 million at December
 31, 1997, bearing variable interest rates,
 including a rate adjusted for compensating
 balances...........................................  $292,245,623  $195,688,752
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 September 10, 1999, $250 million at September 30,
 1998 and December 31, 1997, bearing variable
 interest rates ....................................    49,330,539   174,542,715
Master repurchase agreement with an investment
 banker, secured by mortgage loans, bearing a
 variable interest rate ............................    61,807,860   238,613,472
Master repurchase agreement with an investment
 banker, secured by mortgage loans and expiring
 December 11, 1998, bearing a variable interest rate
 based on the LIBOR.................................   245,975,845    21,312,832
Master repurchase agreement with an investment
 banker, secured by mortgage loans, bearing a
 variable interest rate based on the LIBOR..........   132,084,181           --
Warehouse line of credit with a major corporation
 which was terminated on April 1, 1998, $15 million
 at December 31, 1997, bearing variable interest
 rates based on the LIBOR...........................           --      1,491,935
Master repurchase agreement with an investment
 banker, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     2,558,653     2,949,223
Master repurchase agreement with an investment
 banker, secured by marketable securities, bearing a
 variable interest rate based on the LIBOR..........     1,745,000     1,817,000
Master lease agreement with a leasing company,
 secured by fixed assets of the Company, bearing
 various interest rates based on the LIBOR..........     5,847,561     5,544,750
                                                      ------------  ------------
                                                      $791,595,262  $641,960,679
                                                      ============  ============

12. NOTES PAYABLE TO STOCKHOLDERS

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

  As of the date of this Report, the Company had 12 wholesale branches and a network of approximately 6,200 mortgage brokers. In addition, the Company initiated its correspondent and retail lending divisions in 1994 to access new mortgage loan origination markets. These strategies were designed to expand and diversify the Company's mortgage loan origination network and decrease the Company's reliance on the California real estate market.

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

  The Company's primary source of mortgage loan servicing rights is from mortgage loans originated or acquired and sold by the Company. Of the Company's $4.4 billion of mortgage loans serviced at September 30, 1998, $3.2 billion were serviced for others and $1.2 billion were either mortgage loans held for sale or other assets of the Company. Of the mortgage loans serviced for others, approximately $1.4 billion were mortgage loans serviced for Fannie Mae or Freddie Mac, $1.6 billion were mortgage loans included in securities created by the Company, and $0.2 billion were mortgage loans serviced for private investors. Of the total mortgage loans serviced for others at September 30, 1998 and December 31, 1997, 1.7% were 30 days or more delinquent. As of September 30, 1998 and December 31, 1997, the Company had not purchased mortgage loan servicing rights.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

  On January 31, 1998, the Company's status as an S corporation terminated. In connection with the termination of the Company's S corporation status, the Company distributed approximately $13.7 million, calculated as of January 31, 1998 to the stockholders of the Company prior to the S corporation termination.

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

IMPACT OF THE YEAR 2000

  The Year 2000 issue is the result of prior computer programs and embedded logic devices using two digits to define the applicable year. Any computer programs and embedded logic devices that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Any such occurrence could result in a system failure or miscalculations, causing disruption of operations and possibly a temporary inability to process transactions or engage in normal business activities.

  The Company management has reviewed the critical systems for Year 2000 compliance to determine whether these systems will properly utilize dates beyond December 31, 1999. Management believes that these systems are currently, or will be with planned modifications, able to perform in the year 2000. Planned modifications are expected to be completed in the fourth quarter of 1998 and the first quarter of 1999. However, if the planned modifications are not completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations.

  The Company is presently engaged in various procedures to determine if the computer systems and software of its suppliers, customers, brokers and agents will be Year 2000 compliant. The Company is actively working with these third parties to assess their compliance endeavors and the effect on the Company, and the Company has thus far been notified by its venders that the systems upon which it relies will be compliant prior to the end of the first quarter of 1999. There can be no guarantee that the systems of third parties, upon which the Company relies, will be Year 2000 compliant in a timely manner. The Company is currently evaluating alternative vendors with Year 2000 compliant systems to establish a contingency plan.

  The Company is also using internal resources to test, identify and correct its systems for Year 2000 compliance. The Company has established a Year 2000 committee to mitigate and/or prevent the adverse effects of Year 2000 issues. The total cost for modifications and conversions is not known at this time; however, it is not expected to be material to the Company's financial position, results of operations or cash flows and is being expensed as incurred.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

  Summary. The financial results for the three and nine months ended September 30, 1998 reflect the Company's ability to successfully originate mortgage loans, and securitize and market them in the capital markets. Refinancing activity accounted for approximately 56% and 52% of the mortgage loans originated by the Company during the three months ended September 30, 1998 and 1997, respectively, compared to 60% and 54% of the mortgage loans originated by the Company during the nine months ended September 30, 1998 and 1997, respectively.

  Net income for the three months ended September 30, 1998 decreased $10.3 million, or 53%, to $9.3 million compared to net income of $19.6 million for the same period in the prior year. The percentage decrease in net income was greater than the percentage decrease in income before income taxes due to the Company's change in tax status from an S corporation to a C corporation.

  Income before income taxes for the three months ended September 30, 1998 decreased $4.3 million, or 21%, to $16.0 million compared to income before income taxes of $20.3 million for the same period in the prior year. The percentage increase in income was less than the percentage increase in expenses due to a relatively higher increase in operating expenses during the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

  Net income for the nine months ended September 30, 1998 decreased $30.6 million, or 83%, to $6.3 million compared to net income of $36.9 million for the same period in the prior year. The decrease in net income from the prior year was primarily due to the one-time non-cash deferred tax charge of $18.5 million recognized by the Company at the C corporation commencement as described in "Termination of S Corporation Status and Income Taxes" above. Additionally, the Company was taxed as a C corporation for eight months during the nine months ended September 30, 1998, compared to an S corporation tax status for the same period in the prior year. The increased tax expense of $38.5 million was partially offset by an increase in income before income taxes.

  Income before income taxes for the nine months ended September 30, 1998 increased $7.8 million, or 20%, to $46.1 million compared to income before income taxes of $38.3 million for the same period of the prior year. The percentage increase in income before income taxes was lower than the percentage increase in revenue due to a relatively higher increase in operating expenses during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

  Revenue. Revenue for the three months ended September 30, 1998 increased $11.0 million, or 31%, to $46.9 million as compared to $35.9 million for the three months ended September 30, 1997. Revenue for the nine months ended September 30, 1998 increased $47.4 million, or 61%, to $124.7 million as compared to $77.3 million for the nine months ended September 30, 1997.

  Net gain from sales of mortgage loans increased $5.4 million, or 20%, to $32.5 million for the three months ended September 30, 1998 compared to $27.1 million for the same period in the previous year. The increase was the result of an increase in mortgage loans sold through securitizations and on a whole loan basis. Mortgage loans either sold or securitized during the three months ended September 30, 1998 increased $1,145.7 million, or 99%, to $2,302.0 million from $1,156.3 million during the three months ended September 30, 1997, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 1.4% and 2.3%, respectively. The decrease in net gain on sale percentage is due primarily to a high margin HELOC transaction which took place in the third quarter of 1997. The Company sold 73% of its loans with servicing rights released during the three months ended September 30, 1998, compared to 30% for the same period in the prior year. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Net gain from sales of mortgage loans increased $39.1 million, or 87%, to $84.1 million for the nine months ended September 30, 1998 compared to $45.0 million for the same period in the previous year. The increase was the result of an increase in mortgage loans sold through securitizations and on a whole loan basis. Mortgage loans either sold or securitized during the nine months ended September 30, 1998 increased $3,149.5 million, or 127%, to $5,623.3 million from $2,473.8 million during the nine months ended September 30, 1997, with a weighted average net gain on sale as a percentage of mortgage loans sold or securitized of 1.5% and 1.8%, respectively. The Company sold 71% of its loans with servicing rights released during the nine months ended September 30, 1998, compared to 23% for the same period in the prior year. The Company retains 100% of the servicing rights on mortgage loans it sells through securitizations.

  Loan administration income increased $0.8 million, or 32%, to $3.3 million for the three months ended September 30, 1998 from $2.5 million for the three months ended September 30, 1997. The increase was due to an increase of $0.3 billion, or 8%, in the average monthly balance of mortgage loans serviced for others to $4.3 billion from $4.0 billion in the prior year, and the weighted average service fee rate increased 0.03%, or 11%, to 0.31% at September 30, 1998 compared to 0.28% at September 30, 1997. Additionally, ancillary fees collected in relation to loan servicing activities increased $0.5 million.

  Loan administration income increased $2.6 million, or 36%, to $9.8 million for the nine months ended September 30, 1998 from $7.2 million for the nine months ended September 30, 1997. The increase was due primarily to an increase of $0.8 billion, or 22%, in the average monthly balance of mortgage loans serviced for others to $4.5 billion from $3.7 billion in the prior year, as well as an increase in the weighted average service fee rate noted in the previous paragraph.

  The Company sold mortgage servicing rights relating to $0.6 billion and $0.3 billion of mortgage loan principal balances during the three months ended September 30, 1998 and 1997, respectively, resulting in a pre-tax gain of $0.6 million and $0.3 million, respectively. These gains represent a 10 basis point gain based on the outstanding principal balance of the underlying mortgage loans for the three months ended September 30, 1998 and 1997. Of the mortgage servicing rights sold during the three months ended September 30, 1998 and 1997, 100% had capitalized values in accordance with SFAS 125.

  The Company sold mortgage servicing rights relating to $0.8 billion and $1.8 billion of mortgage loan principal balances during the nine months ended September 30, 1998 and 1997, respectively, resulting in a pre-tax gain of $0.7 million and $9.4 million, respectively. These gains represent a 9 basis point and 52 basis point gain based on the outstanding principal balance of the underlying mortgage loans for the nine months ended September 30, 1998 and 1997, respectively. Of the mortgage servicing rights sold during the nine months ended September 30, 1998, 100% had capitalized values in accordance with SFAS 125, compared to 56% during the same period in the prior year. The remaining 44% in the prior year were mortgage servicing rights which were originated prior to 1995 and had no capitalized value. Thus, the decrease in gain is due to a lower book value related to the mortgage servicing rights sold during the nine months ended September 30, 1997, partially offset by an increase in the weighted average sales price of 34 basis points, or 31%, to 145 basis points for the nine months ended September 30, 1998 compared to 111 basis points in the prior year. The increase in weighted average sales price from the prior year is partially due to the type and characteristics of servicing rights sold.

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

  Production income increased $4.1 million, or 171%, to $6.5 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. The increase is due primarily to the growth in mortgage loan originations and purchases, and a 27% increase in per loan fees collected during the three months ended September 30, 1998 over the same period in the prior year. During the three months ended September 30, 1998, mortgage loan originations increased $1,277.5 million, or 127%, to $2,287.2 million compared to $1,009.7 million during the three months ended September 30, 1997.

  Production income increased $8.9 million, or 144%, to $15.1 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997. The increase is due primarily to the growth in mortgage loan originations and purchases, and a 15% increase in per loan fees collected during the nine months ended September 30, 1998 over the same period in the prior year. During the nine months ended September 30, 1998, mortgage loan originations increased $3,341.8 million, or 132%, to $5,869.0 million compared to $2,527.2 million during the nine months ended September 30, 1997.

  Net interest income increased $3.9 million, or 111%, to $7.4 million during the three months ended September 30, 1998 from $3.5 million during the three months ended September 30, 1997. Net interest income increased $9.6 million, or 109%, to $18.4 million during the nine months ended September 30, 1998 from $8.8 million during the nine months ended September 30, 1997. The increase in net interest income was due to several factors: (i) a higher average balance of mortgage loans held for sale during the three and nine months ended September 30, 1998 compared to the same periods in 1997; (ii) earnings on subordinate certificates retained by the Company relating to securitizations;
(iii) the Company's increase in available cash to invest in the warehouse lines of credit thereby increasing the margin between mortgage coupons and borrowing costs; and (iv) repayment of the $9.7 million notes to shareholders during the first quarter of 1998.

  Net unrealized gain/loss in valuation of retained interests in securitizations decreased $3.6 million to a loss of $3.5 million for the three months ended September 30, 1998 from a gain of $0.1 million during the three months ended September 30, 1997. Net unrealized gain/loss in valuation of retained interests in securitizations decreased $4.1 million, to a loss of $3.4 million for the nine months ended September 30, 1998 from a gain of $0.7 million during the nine months ended September 30, 1997. The decrease in value was due to a 5% increase in the prepayment speeds experienced by the Company relating to its interest only residual interests.

  Expenses. Operating expenses increased $15.2 million, or 97%, to $30.8 million during the three months ended September 30, 1998 from $15.6 million for the three months ended September 30, 1997. Operating expenses increased $39.7 million, or 102%, to $78.7 million during the nine months ended September 30, 1998 from $39.0 million for the nine months ended September 30, 1997. The increase in expense was primarily the result of additional personnel required for the greater volume of mortgage loan originations, higher general and administrative expenses related to the increase in mortgage loan originations and an increase in amortization and impairment of originated mortgage servicing rights relating to the increase in loan prepayments relating to the capitalized asset during the three and nine months ended September 30, 1998 as compared to the three and nine months ended
September 30, 1997.

  Personnel expense increased $6.1 million, or 73%, to $14.4 million during the three months ended September 30, 1998 from $8.3 million for the three months ended September 30, 1997. Personnel expense increased $18.2 million, or 88%, to $39.0 million during the nine months ended September 30, 1998 from $20.8 million for the nine months ended September 30, 1997. The increase in personnel expense was due primarily to increased staffing in the Company's mortgage loan originations area. As of September 30, 1998, the Company employed 1,034 people compared to 616 people at September 30, 1997, a 68% increase. Additionally, personnel expense includes volume-based compensation expenses which increased in direct proportion with mortgage loan originations.

  General and administrative expenses increased $4.2 million, or 100%, to $8.4 million during the three months ended September 30, 1998 from $4.2 million for the three months ended September 30, 1997. General and administrative expenses increased $9.4 million, or 85%, to $20.4 million during the nine months ended September 30, 1998 from $11.0 million for the nine months ended September 30, 1997. The increase in general and administrative expenses is due primarily to expenses incurred in connection with the increase in loan originations, and includes such items as office supplies, telephone, computers and postage.

  Amortization and impairment of originated mortgage loan servicing rights increased $3.6 million, or 212%, to $5.3 million for the three months ended September 30, 1998, from $1.7 million for the three months ended September 30, 1997. Amortization and impairment of originated mortgage loan servicing rights increased $8.9 million, or 247%, to $12.5 million for the nine months ended September 30, 1998, from $3.6 million for the nine months ended September 30, 1997. The increase in amortization and impairment of originated mortgage loan servicing rights was due to additional impairment recognized by the Company relating to an increase in prepayment rates.

FINANCIAL POSITION

 September 30, 1998 Compared to December 31, 1997

  The balance of mortgage loans held for sale is affected by the timing of securitizations and whole loan sales. Mortgage loans held for sale increased $211.6 million, or 32%, to $862.7 million at September 30, 1998 from $651.1 million at December 31, 1997. The increase in mortgage loans held for sale resulted primarily from mortgage loan originations and purchases of $5,869.0 million and HELOC draws of $5.7 million during the nine months ended September 30, 1998, partially offset by sales into securities of $621.4 million and whole loan sales of $5,001.9 million.

  Notes payable under warehouse lines of credit increased $149.6 million, or 23%, to $791.6 million at September 30, 1998 from $642.0 million at December 31, 1997, reflecting the mortgage loan origination, purchase and sale activity described above. The percentage increase in the borrowings under warehouse lines of credit was less than the percentage increase in the mortgage loans held for sale due to the Company's investment of available cash balances in the mortgage loans held for sale.

  Accounts payable increased $24.1 million, or 201%, to $36.1 million at September 30, 1998 from $12.0 million at December 31, 1997. The increase resulted primarily from the recognition of the C corporation deferred tax liability of $18.5 million and the additional tax liability relating to the eight months the Company was taxed as a C corporation during the nine months ended September 30, 1998.

  Accounts receivable increased $9.1 million, or 69%, to $22.3 million at September 30, 1998 from $13.2 million at December 31, 1997. The increase resulted primarily from an increase in proceeds due relating to servicing sales of $6.2 million and mortgage loan sales of $4.2 million, partially offset by a decrease in servicing advances of $3.7 million.

  Notes payable to shareholders of $9.7 million at December 31, 1997 were repaid in full from proceeds of the initial public offering.

  Originated mortgage servicing rights decreased $6.3 million, or 24%, to $19.8 million at September 30, 1998 from $26.1 million at December 31, 1997. The decrease in originated mortgage servicing rights resulted from the sale of mortgage loans with servicing rights retained with a relative fair value of $16.1 million during the nine months ended September 30, 1998, offset by amortization and impairment recorded of $12.5 million and capitalized servicing sold with a net book value of $10.0 million.

  Property, equipment and leasehold improvements, net, increased $7.4 million, or 96%, to $15.1 million at September 30, 1998 from $7.7 million at December 31, 1997. As a result of the Company's ongoing commitment to modern technology, this growth reflects the purchase of upgraded office equipment of $9.7 million, additional furniture and fixtures of $1.0 million and leasehold improvements of $0.6 million. These increases were partially offset by depreciation and amortization of $3.9 million.

  Accrued liabilities increased $3.7 million, or 49%, to $11.3 million at September 30, 1998 from $7.6 million at December 31, 1997. The increase was due to the general increase in operating expenses and the timing of payment of those expenses.

  Stockholders' equity increased $56.3 million, or 85%, to $122.8 million at September 30, 1998 from $66.5 million at December 31, 1997. This increase is due to net proceeds from the Company's initial public offering of $62.5 million, additional paid in capital relating to stock options granted of $0.9 million, shares issued through the Company's stock option plans of $0.3 million and earnings as a C corporation of $29.6 million, partially offset by the recognition of a stockholder distribution of $13.7 million, and the loss as an S corporation of $23.3 million (which includes the recognition of the deferred tax charge).

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

  The Company must be able to sell mortgage loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase mortgage loans. As a result of increased loan originations and purchases, the Company used cash of $176.2 million for operating activities during the nine months ended September 30, 1998.

  Recently, there has been a liquidity shortage in the secondary mortgage market and related pricing pressures. The Company has continued to sell its originations on a whole loan basis and through securitizations, but at less attractive prices than the Company had previously been receiving. Additionally, the Company experienced some difficulty completing two transactions with committed investors which were in process when the liquidity shortage occurred in the market. The Company believes it will continue to be able to sell its mortgage loans at or above their cost basis. However, if market conditions worsen, the Company's ability to continue to sell and securitize its mortgage loans may be adversely impacted.

  The Company used cash of $11.3 million for the purchase of property, equipment and leasehold improvements during the nine months ended September 30, 1998. The increase during 1998 represents upgrades to office equipment, the purchase of additional furniture and fixtures, and leasehold improvements.

  The Company had cash flow from financing activities relating to the proceeds from the sale of Common Stock of $62.8 million, repayment of notes to shareholders of $9.7 million, and payment of stockholders' distribution of $13.7 million. Additionally, the Company utilizes short-term warehouse facilities and repurchase agreements to fund mortgage loan originations and purchases. Thus, the increase in loan production resulted in cash provided under notes payable of $149.6 million during the nine months ended September 30, 1998.

  The Company increased its committed mortgage loan warehousing facility during the nine months ended September 30, 1998 to $310.0 million from $215.0 million at December 31, 1997. As of November 12, 1998 this facility was increased to $750.0 million, and extends through November 4, 1999. At September 30, 1998, the outstanding balance under the Warehouse Facility was $292.2 million.

  In addition to the Warehouse Facility, the Company makes regular use of certain uncommitted lines of credit, short-term credit facilities and purchase and sale agreements (such as repurchase or "gestation" agreements) provided by major investment banks that typically come due within 30 days of the borrowing date. Amounts outstanding under these various facilities at September 30, 1998 were $489.2 million. Despite the recent liquidity shortages present in the secondary mortgage market in general, the Company currently expects to be able to repay the full amounts coming due or enter into new transactions under these facilities. However, if the liquidity problems in the market worsen during the coming months, the Company may be adversely impacted. The Company terminated its $15.0 million warehouse line of credit with a major corporation during the nine months ended September 30, 1998.

  The Company decreased its servicing secured line of credit during the nine months ended September 30, 1998 to $3.0 million from $15.0 million at December 31, 1997. As of November 12, 1998, this line of credit was increased to $8.0 million, and expires on November 4, 1999. At September 30, 1998, the Company had no outstanding balance under this line of credit.

  The Company has a master lease agreement with a leasing company for borrowing arrangements relating to fixed assets. At September 30, 1998, the Company had $5.8 million outstanding under this agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts," No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition and results of operation.

  In October, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Under the provisions of SFAS 134, the Company is required to classify retained interests in a securitization based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998, with early application encouraged. The Company has not yet determined whether the adoption of SFAS 134 will have a material impact on its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not required.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

  At September 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES

  Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Shareholders of the Company was held on September 17, 1998.

  (b)  The following matters were voted on at the Annual Meeting:

                                                                VOTES
                                                    ------------------------------
                                                       FOR     WITHHELD EXEMPTIONS
                                                    ---------- -------- ----------
     1.Election of Directors
        Steven M. Abreu............................ 17,378,536    500      200
        Leonard Auerbach........................... 17,378,736    500
        Mark L. Korell............................. 17,378,736    500
        Mark E. Lachtman........................... 17,378,736    500
        Gilbert J. MacQuarrie...................... 17,378,536    500      200
        Peter T. Paul.............................. 17,378,736    500
        Becky S. Poisson........................... 17,378,536    500      200
                                                                VOTES
                                                    ------------------------------
                                                       FOR     AGAINST   ABSTAIN
                                                    ---------- -------- ----------
     2. Ratification of KPMG Peat Marwick
        L.L.P. as the Company's independent
        public accountants for the fiscal
        year ending December 31, 1998........       17,375,186  3,976       74

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits filed with this report are as follows:

    27.1 Financial data schedule

  (b) The Company filed the following report on Form 8-K during the quarter ended September 30, 1998:

    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEADLANDS MORTGAGE COMPANY

Date: November 13, 1998                   By:  /s/ Gilbert J. MacQuarrie
                                             _______________________________
                                                  Gilbert J. MacQuarrie
                                            Executive Vice President and CFO

                                          (SIGNING IN THE CAPACITY OF (i) DULY
                                          AUTHORIZED OFFICER OF THE REGISTRANT
                                          AND (ii) PRINCIPAL FINANCIAL OFFICER
                                          OF THE REGISTRANT)